Form 10KSB
period 2006-12-31
Kinder Travel, Inc.
filed 2007-05-29
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number:   333-135689

KINDER TRAVEL, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	20-4939361
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

20385 64th Avenue
Langley, British Columbia
Canada V2X 1N5
(604) 514-1962
(Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2006: $232,227.

Number of shares of the registrant’s common stock outstanding as of May 26, 2007 was: 2,400,000.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Form SB-1 Registration Statement, as amended.

Kinder Travel, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “Kinder Travel,” “we,” “us” and “our” are references to the business of Kinder Travel, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America and all other references to “$” refer to the legal currency of Canada.

PART I

Item 1.    Business

Overview

Kinder Travel is a travel agency offering a full range of travel services including corporate travel, vacations, cruise holidays, and group tours. However its primary focus is selling, marketing and providing travel services and tours to families, businesses and ministries. Kinder Travel, located in Surrey, British Columbia, Canada, commenced operations in January 2005 and expects to move rapidly towards growth and profitability due to its very unique character as a family vacation specialist and special interest tour operator.

Our primary goal is to provide travel that promotes family values, at present through our store and in the future via our website. Our website consists of an on-line booking engine geared to providing Christian families with travel options that promote unity. A full-scale version of our web-site was launched in October 2006. We spent approximately $20,000 to complete the design and launch of our website, and funded these expenses from our cash on hand.

The technology, infrastructure and operations of Kinder Travel provide consumers with a groundbreaking approach to online travel in a “family” environment aimed at providing affordable opportunities for memories that last a lifetime.

The objective for Kinder Travel is to promote family travel. We believe that traveling plays a vital role in the education of children and adults alike, while playing a pivotal role in “building childhood memories” and reaffirming or creating bonds between the traveling family members. Kinder Travel offers a range of travel and tour products that are suited and composed specifically for Christian families.

Kinder Travel aspires to become a leader in offering and operating a wide range of family oriented travel and tour products. The vast majority of travel agents do not address the very unique challenges a family faces when making their travel plans. From finding the right destination to the affordability of their family vacation, there are many considerations to contemplate before booking.

As part of our effort to provide consumers with a more personalized experience, the Company has secured the domain www.myenvoytravel.com, which will function as our principal website, to tailor to the specific travel preferences of each consumer. Consumers visiting us online at www.kindertravel.com will be redirected to our online home page at www.myenvoytravel.com. The Company launched its internet site in October 2006. It is now fully operational.

In fact, the Company will be conducting business under the trade name “Envoy Travel” rather than Kinder Travel. The Company has decided to transact business under the name “Envoy Travel” primarily for marketing purposes as the word “kinder” means “child” in German and is too restrictive to promote the type of travel which is offered by the Company.

Kinder Travel is a boutique travel agency with a wide range of travel services available to their existing, well-established, client base. However by targeting a unique market segment that has been largely ignored, the family, the Company is well positioned for moderate growth and profitability.

Strategically placed advertising with family oriented newspapers and radio stations may generate the name recognition and the interest necessary for consumers to contact “the family travel specialists” either on the web or by email or phone.

Our Corporate History

In December 2005, Kinder Travel was formed as a Nevada corporation. Initial operations commenced under the name KTT, a sole proprietorship operating out of Surrey, British Columbia, in January 2005. In November 2005, KTT incorporated under the laws of the Province of British Columbia as KTBC. Pursuant to the terms of an Asset Purchase Agreement (“Asset Purchase Agreement”) executed by and between the Company and KTBC, the Company acquired all assets and liabilities of KTBC in exchange for a convertible note for USD$20,000 (the “Note”). The Note was then distributed to KTBC’s only shareholder, Dirk Holzhauer, who subsequently converted the Note into 400,000 shares of common stock. The Asset Purchase Agreement closed on January 1, 2006 (the “Closing Date”).

Our Strategy

During 2006, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model and continued growth in our operations.

These milestones include:

•	Launching our website in October 2006
•	Filing of our Registration Statement on Form SB-1 with the SEC

•	Others?

As a result of the achievements of these milestone and our ongoing marketing and business development efforts, we have set the ground work for promising results for the organization.

Family Focused Travel

Kinder Travel has identified that Christian family travel is not represented and marketed with any special consideration or focus. Kinder Travel offers existing travel and tour products that are family-oriented as well as offering our own specially designed vacations for Christian families.

The following is a representative sample of the kind of travel packages currently available to families, and those that we expect to offer sometime in the future:

Europe Tours by Coach (future product offering)

The Company will focus on the family tour bus concept utilizing two level buses where parents and children can travel in the company of other parents and children. Child-care and related activities will be offered on the lower level. Parents can enjoy the en-route narrative, bible study or focus groups undisturbed on the upper level. City walks or museum visits can be as one group or split up among the ages.

Family Vacations (future product offering)

Transat A.T. Inc. (“Transat”) Holidays, the leading package vacation operator for Western Canada, is offering many, family oriented and specially priced all inclusive resorts in the charter market. Kinder Travel anticipates that it will soon be featuring these products by Transat Holidays and aims to become Western Canada’s largest seller of Transat Holidays for families. With Kinder Travel the customer gets more information about resorts and the added benefits and perks that will be unique to booking with Kinder Travel.

Family Life Cruises (presently available)

Learn and share, worship and praise while traveling along the Mexican Riviera. Programs include Marriage Building and Parenting presented by powerful speaking couples. Vacation Bible School and faith based daycare are provided onboard. Our first cruise held in April 2007 was almost completely sold out and we are already making plans from the family cruise in 2008. This product is offered in participation with FamilyLife Canada online at www.familylifecruise.com.

Worldwide Religious Travel Packages (presently available)

We specialize in Globus Vacation packages, which may be viewed online at www.globusjourneys.com/faith. Globus is the world leader in escorted travel and the first choice among individuals looking for group travel year after year. With more than 75 years experience offering top quality vacations and eight travel styles, each year the Globus family of brands provides tens of thousands of people an enjoyable travel experience. Recognized for its worldwide excellence, Globus is annually selected as one of the top escorted travel companies by travel agents and Recommend Magazine.

Farm Stays in Germany, Austria and Switzerland (future product offering)

Some European farms have converted part of their housing into budget to moderate hotel style accommodations. Families will stay on the farm and will witness the operations first hand. Children will have the opportunity to learn and understand the importance of farming and will have direct contact with live farm animals.

Missionary Travel (presently available)

Kinder Travel will offer missions to Mexico and other destinations in conjunction with local churches and organizations.

Devotional Tours (presently available)

There will be spiritual journeys to the Holy Land of Israel and Pilgrimages to sites in Europe, like Lourdes or Camino de Santiago.

Family Adventure Travel (future product offering)

The Company will promote high-end family safaris in cooperation with Abercrombie & Kent, Butterfield & Robinson and Wildland Safaris.

Additional Products and Services

Our Christian focused, family oriented travel and tour products are complemented by the following array of products and services:

www.myenvoytravel.com

Our web-based program allows consumers to book travel from the convenience of their own home, or from wherever may be convenient for them. The same travel options offered in our store are available through our website.

Access to our web-based program may be subject to an annual fee of $49 when you book your first online vacation. We have not performed any market research to ascertain whether consumers would be willing to pay such a fee. Although we have now launched our website, we have yet to determine if such a fee will be charged.

We anticipate that our web-based program will open the door for families, ministries and others to more easily book vacations, thus promoting Christian based family travel.

Kinder Vacations Network (“KVN”)

Utilizing our web-based program, we aim to create the Kinder Vacations Network (“KVN”), which will focus on developing home-based travel agencies offering our travel products and services. These home-based agencies will have access to our booking system, and will receive 80% of our commission for products and services that they sell.

Our program is designed to sell certain geographic areas to interested parities. This will, in turn, afford interested consumers with the opportunity of contacting one of our home based travel agents in their community.

A monthly fee of $100 is charged to our home-based travel agents, with a discount of $15 per month for a two-year contractual commitment. We intend to recruit sales agents for KVN through traditional forms of marketing and advertising.

We anticipate launching KVN during the next 9 to 24 months.

Website Advertising

Website advertising will consist of banner ads from major vendors on the www.myenvoytravel.com website and customized ad placement for our home-based travel agents when consumers simply enter their postal code. This opportunity will allow our home based travel agents the ability to increase their revenue with advertising space that is included in their monthly fee.

Dream Away

The consumer Dream Away, serviced directly from our www.myenvoytravel.com Internet site, allows consumers to create a “wish list” of destinations, which automatically results in the email distribution of all travel specials for those locations. Additionally, this feature enables consumers to create and store a digital travel log where they are able to store photographs, create a slide show presentation with music and much, much more. The Dream Away feature also provides consumers with location specific tourist information, packing tips and toll-free numbers for all pertinent hotel, car and airline suppliers.

Kinder Travel Cafes

It is our goal to open Kinder Travel Cafes that will feature free access to our www.myenvoytravel.com website, bible study, and religious and travel seminars as well as typical café services. Additionally, our Kinder Travel Cafes include the following: a comfortable place to sit and read, travel books from the around the world, luggage for sale, travel related merchandise, and trained representatives to assist in booking one of our travel products.

With our primary travel agency now operating, we intend on launching our Super Travel Cafes in 6 to 24 months. In fact, we are in the process of attempting to negotiate space in certain well-known public destinations such as bookstores, major department stores and university campuses.

However, hurdles for launching our Cafes include increasing our revenues, having the necessary funds or ability to raise additional capital, and sufficient interest in our products. We may be forced to reconsider our plans to open Kinder Travel Cafes if we cannot overcome some or all of these hurdles.

“Travel as One” by Kinder

It is our goal to produce a religious based travel video to allow our clients to maximize their family travel. We anticipate a 30 minute infomercial titled Travel as One (the “Travel Video”) to further entice consumers to purchase our travel products and to provide travel tips aimed at enhancing a family vacation.

We have not obtained any professional estimates, but have allocated $20,000 to the production of the Travel Video. We have not hired any production company or actors. In fact, we anticipate not hiring any such production company or actors and producing the Travel Video featuring the real life experiences of real people that have purchased and recommend our products.

Active Web Presence

The website www.myenvoytravel.com operates as a user-friendly booking engine and can be used as a research and booking tool for families planning their vacations as well as businesses and ministries.

Kinder Foundation

Kinder Travel plans to establish a charitable foundation to fund Christian faith-based initiatives in Canada and the United States and to sponsor travel opportunities for families in need. We plan to launch the Kinder Foundation once we reach a sustainable profit level. At that time, we will contribute 10% of our profits to fund such initiatives. As the Kinder Foundation is a work in progress, the types of Christian faith based initiatives that we plan to fund have not been determined.

Industry Background

The Travel Industry

According to market research conducted by PhoCusWright, (“PhoCusWright”); a leading independent, travel, tourism and hospitality research firm specializing in consumer, business, and competitive intelligence; 2004-2006 estimates indicate that while total travel industry growth rates will increase slightly each year, the online share of that market will continue to rise. PhoCusWright projects that more than one-third of all U.S. travel will be booked online by leisure and unmanaged business travel sites in 2006, up from 15% in 2002 and 20% in 2003.

Purchasing travel can be a complicated process involving a variety of destinations, dates and price limitations and the purchase of several products from different suppliers, including air, lodging and car rental providers. To facilitate the exchange of travel information, travelers and suppliers have traditionally relied on travel agents as intermediaries. Travel agents typically perform the task of research, fact-finding and price comparison on behalf of consumers. However, traditional travel agents may not always present optimal choices for consumers and are generally not available 24 hours a day seven days a week.

Travel agents depend on computer reservation systems, referred to as electronic global distribution systems, or GDS, to access flight and other travel product availability and pricing, and to book air and other travel products. GDS may not be able to provide all the information and options that are available in the marketplace due to technical limitations of their legacy mainframe computer systems and their inherent computational limitations. As such, travel agents may not be able to provide consumers with the broadest array of available travel options. Travel agents who use GDS can also increase the overall distribution cost to both consumers and suppliers. For consumers, particularly business travelers, travel agencies typically charge a fee. Traditional consumer leisure travel fees are up to $25 and corporate travel fees generally range from $25 to $50 per transaction. The GDS fees that are charged to suppliers as part of a typical travel agency booking also represent a substantial distribution expense for suppliers. A portion of these fees is typically shared with travel agents each time a booking is made using their systems.

The Online Travel Industry

The sale of travel products online is rapidly gaining consumer acceptance. According to PhoCusWright leisure and unmanaged business travel is the largest consumer spending category on the Internet with approximately $39.4 billion in estimated gross travel bookings in 2003. The Internet empowers consumers and business travelers with a convenient and efficient way to compare and book travel options. In addition, delivery and confirmation of the travel product purchased can be made almost instantaneously through an e-mail sent to the consumer. The Internet also permits suppliers to employ targeted marketing strategies in order to optimize bookings and revenues. While online travel has been widely accepted by consumers, online travel as a percentage of total travel sales is still relatively low. According to PhoCusWright, online travel sales have experienced recent growth rates exceeding 30% annually. This growth is large when compared to the total travel sales, which have grown at only 2-3%.

Although online travel sales have been growing rapidly, we believe that a significant opportunity exists to further increase the number of consumers who purchase travel on the Internet and on www.myenvoytravel.com by using consumer and supplier-focused technologies and processes to improve the way travel is purchased and sold.

Competitive Advantage

The following attributes will give our Company a competitive advantage over other participants in the travel industry:

Target Audience

Our target audience is every consumer interested in travel, with an emphasis on those of the Christian Faith and families seeking to create those “once in a lifetime” memories. If you are an Internet booker and/or a vacation shopper, even a business client, you will receive the most comprehensive and cost effective travel options focused on promoting family unity. The support that we receive from our suppliers and the commission based incentives that we offer to home based agents in our Kinder Vacations Network will assist in the growth of our Company.

Kinder Vacations Network

We expect that our network of home-based travel agents will help us create a base of knowledgeable, experienced and courteous travel professionals to assist with your travel needs. By utilizing KVN, consumers are able to have their own potentially successful business, directly from the comfort of their own home.

Opportunity for Growth

It is our expectation that people and families will realize the benefits offered by our travel products and services. Provided this happens, we anticipate tremendous growth opportunities for us, members of KVN, our vendors and, ultimately, the consumer. As our volume of sales increases, we anticipate that suppliers will be inclined to pay higher commissions, making KVN more attractive and allowing us to more fully implement our business model.

Value for Consumers and Travel Suppliers

We will potentially to do business with the vast majority of major suppliers, enabling us to negotiate competitive pricing allowing us to give consumers better products and greater returns on money spent.

Family Oriented Travel Chart

Our technology is set-up to provide consumers with various Christian based and family oriented travel options that suit their interests in one, easy to see chart, allowing the consumer to choose the most desirable option.

Self-Marketing

We still believe that the best advertising is word of mouth. However, for us to effectively compete with the larger in-store and web based travel companies, we will also focus on more traditional forms of advertising, along with our commercial spots and Travel Video.

User friendly, innovative approach to travel

In order to keep consumers happy, you have to be able to service their needs. We take great pride in always being just a phone call away. That is the reason that some have come to refer to us as the “Christian Travel Company.”

Technology Services

Kinder Family Travel Platform

Kinder Family Travel Platform is our technology platform that establishes a direct link with a supplier’s internal reservation system. This allows us to reserve space directly with the supplier. Kinder Family Travel Platform allows our KVN agents to book travel and purchase our products. Consumers benefit by receiving family oriented travel options, while the travel agents will receive 80% of our commission, with the Company retaining the final 20%. This platform serves as the basis for our in-store agent(s) and serves as the backbone of our website. We have performed no market research regarding the distinctive features of our Kinder Travel Family Platform, and cannot affirmatively make any such representations.

Booking Engine Services

We have distribution and marketing agreements with numerous airlines, lodging companies, rental car companies and other travel suppliers. These agreements enable us to offer our consumers what we believe to be the most comprehensive selection of low fares generally available to the public and a wide array of competitive rates on other travel products.

Technology and Operations

We believe that the design and quality of our technology positions the Company for success, and distinguishes our website and product offerings from those of our competitors. Our goal has been to build an innovative travel management tool for consumers and to build systems that will move traffic and transactions through a low-cost channel. We believe that our system will continue to support rapid growth and differentiate us from our competitors.

Our hardware and software architecture is designed to maximize scalability, availability, reliability, efficiency, flexibility, manageability and security. By implementing many competing fares, checking availability, and booking transactions directly with supplier hosts, we have constructed our booking engine using Internet technologies rather than a system based around more traditional mainframe travel systems.

Use Kinder Vacations Network to increase sales in all sectors

While online sale of vacation travel is likely to be a primary revenue generating source, we believe that our kinder Vacations Network will drive the sales of all travel related purchases as consumers will have access to one of our local representatives. We have launched several key initiatives to take advantage of this opportunity:

•	Improve purchase efficiency through effective marketing techniques;

•	Improve travel offerings;

•	Home-based travel agents;

•	Launch of our dynamic Travel Video;

•	Low cost travel, with the consumer receiving a portion of our commission; and

•	Strong Customer Retention.

We offer consumers what we believe to be the broadest selection of family oriented travel options. As generally evident from the family oriented travel chart on our web site, we offer the largest selection of low fares generally available to the public and a wide array of competitive rates on other travel products. By and through the Kinder Vacations Network, we expect to generate a high degree of customer loyalty that will result in high customer retention rates. Key initiatives to promote higher customer retention include:

•	Continue to maintain strong supplier relationships to ensure competitive rates on commission based travel;

•	Develop our technology to deliver a customer friendly website, providing the option to become a home-based travel agent;

•	Invest in technologies and marketing strategies that will improve our ability to target our customers;

•	Continue to develop our customer care capabilities to make travel more convenient for our customers;

•	Capitalize on innovative travel platform;

•	We will continue to capitalize on our strength in developing technological and marketing enhancements that benefit both our travel suppliers and customers;

•	Feature certain vendors on our site that pay us higher commission structures and greater family oriented travel opportunities for our consumers; and

•	Direct Relationships with Major Travel Suppliers.

Expand our Customer Base

Our goal is to increase our customer base by acquiring new customers in a cost-effective manner and increasing our market share in the rapidly growing online travel industry. We intend to achieve this objective by:

•	Emphasizing performance-based online advertising and other targeted marketing strategies;

•	Cost-effectively building our brand through traditional broadcast and print channels;

•	Generating increased transactions by using direct mail recognition programs and encouraging infrequent bookers to purchase more travel from us using supplier incentives; and

•	Offering web-based corporate travel.

Pursue New Business Opportunities

We plan to use our innovative technology and our relationships with travel suppliers to expand and enhance our growth prospects.

We believe that our approach to travel uniquely positions us to capitalize on the emerging growth of the online travel industry. Since we have an established base of vendor contracts in place, we are able to meet the demands of consumers, all of whom are always looking for an easier and more efficient way to book travel. Our business objectives, once fully implemented, will allow Kinder Travel to continue to develop its wide array of products, putting fast and easy travel tools right at their fingertips.

In order to pursue these business opportunities and our other growth initiatives, we may make strategic acquisitions of other businesses, products and technologies. The discussion of our strategy in this section reflects our current view of the ways we intend to develop our business in the future. Many of the initiatives we describe above are at an early stage, and we continue to review them in light of changing business conditions. We may change our plans, and future developments could differ from those we intend or expect to occur.

The Company also serves as ministry travel provider, and is continually seeking new ministries with which it can partner. Presently, we have agreements with only two ministries, but, through traditional forms of marketing and advertising, including word of mouth, are seeking other ministries to expand on this aspect of our business plan.

In 2005, the Company signed a revenue sharing agreement with Campus Crusade For Christ Canada (“CCCC”), giving it exclusive rights to all travel bookings in Canada. As part of this agreement, Kinder Travel set up an office within the CCCC head office and employs a full-time agent to service their travel needs.

Kinder Travel also secured the travel business of Alpha Canada, an organization which works with local churches across Canada offering a 10 week, thought-provoking course which explores the Christian faith in a relaxed, non-threatening environment.

The Company has a formal written agreement with Campus Crusade for Christ Canada. There is no written agreement with Alpha Canada.

Our Agreement with CCCC provides that CCCC will act as an independent contractor for the Company, selling and promoting the Company’s services. CCCC, per the Agreement, is entitled to receive 35% of the commissions and service fees generated for each of the services sold. The Company will provide administrative support to CCC on an as needed basis. The Agreement shall continue until terminated by either party upon 30 days written notice.

In 2006, the Company derived $ 58,250 and $313 in revenue through its agreement with Campus Crusade for Christ Canada and Alpha Canada respectively.

Reservations

Our website enables consumers and business travelers to research and purchase a wide range of travel products and services, including airline tickets, hotel accommodations, car rentals, cruises, and vacation packages. We have established agreements with numerous travel suppliers and offer air fares and rates from hundreds of airlines, tens of thousands of hotel properties and a large number of car rental providers. Our advanced search technology allows our customers to easily find and compare what we believe to be the widest selection of travel prices and options from not only our site, but all leading online travel providers, the largest selection of low fares generally available and the opportunity to share in the commissions that we receive. Finally, we have developed what we believe is an intuitive and easy-to-use booking process for making reservations and purchasing travel services.

Flights

Our search engine can quickly analyze over billions of possible flight and fare combinations to provide customers with the largest selection of low fares generally available to the public. Our technology and innovative display allows consumers to choose the best rate or schedule that they find and begin their booking process. Our systems allow you be in total control over your travel choices, while continuously promoting Christian, family oriented travel options.

Our search options allow for easy vacation planning. For example, a person interested in finding a vacation would be asked the following type of questions: (1) Where are you departing from?; (2) Where are you going to?; (3) What are your dates of travel?; (4) How many people are in your party? This information will go out and search all major providers, after which our system will quickly display the best price for that vacation. Whether you are just booking a car, or need a hotel, to booking airline tickets to vacation packages and cruises, the choice is yours!

Our vacation packages feature allows customers to choose among a variety of suppliers of vacation packages, including air and lodging, escorted tours, last-minute and other packages. Consumers can select their tour based on destination, resort name or interest preferences. Our website features online specials and answers to frequently asked questions.

Customer Services

In addition to allowing travelers to book travel transactions, we also provide a broad array of useful information and services designed to optimize the consumer’s www.myenvoytravel.com experience.

We take the Christian approach to the travel industry. No matter what the question or concern, our travel agents are standing by to assist you with all of your travel related questions. Additionally, our website is packed full of useful information that makes travel planning fun, educational and religious. Our search engine is very unique, providing resources not offered by other companies. If you are tired of wasting time doing travel research and still don’t know in which direction to go, then visit us on the internet by typing www.myenvoytravel.com.

Consumers in our store are asked to answer a simple travel questionnaire, which we in turn use to offer you the most comprehensive, low-cost options available. Our website is premised on a similar questionnaire, followed by clicking search, after which all of your research will be completed in just a few moments. Whether in store or on our website, we are sure to provide you with all of the information you need to make an informed decision for a Christian oriented family vacation!

Corporate Travel

It is our intent to launch www.myenvoytravel.com/corporate, to tailor to the ever growing demand for corporate travel solutions that provide lower transaction costs, lower average ticket price, high degree of price transparency, access to a wide choice of low fares, and a superior, automation-enhanced service experience. The Company’s business site will offer companies the same functionality and ease of use that we offer for leisure bookings, while adding functionality and service features that address the needs of both business travelers and the corporate travel managers who administer corporate travel policies.

Our planned launch of this part of our business is early March 2007. While offering the same features as www.myenvoytravel.com, this aspect offers internal controls meant to maximize company travel policies. Traveler profiles will be uploadable to account for individual travel needs, along with company specific requirements to maximize savings.

Corporations may be charged a flat fee of $100 per month will be charged for access, thereby providing complete access to our corporate services. We have not performed any market research to ascertain whether corporations would be willing to pay such a fee. As such, we have yet to determine if such a fee will be charged once this portion of our website is fully operational.

Some additional corporate travel features are:

(i)	full integration of corporate negotiated fares and rates in our booking path;

(ii)	travel arranger functionality, which allows personal assistants to manage travel on behalf of corporate employees;

(iii)
functionality designed to control travel policies in more highly managed corporate environments, including the ability to track and report reasons for employees not choosing the lowest available fare and the ability to limit availability displays to only those suppliers with which the corporation has a preferred relationship; and

(iv)	consolidated data reporting, which helps corporations track travel spending and support negotiations with suppliers.

Consumer Marketing

We use various forms of cost-effective online marketing, including advertising on content sites and placement on comparative shopping tools as well as on search engine websites. We expect to use 30 and 60 second commercial spots as our primary marketing vehicle supplementing these commercials with our Travel Video. A smaller portion of our marketing budget is dedicated to other advertising such as internet, primarily cable, and print publications. Our marketing initiatives are subject to strict cost performance and measurement processes.

Our marketing efforts employ a comprehensive array of analytical tools that measure our spending effectiveness. We use these tools to ensure that we stay focused on achieving a high return on our marketing investment. We believe that focusing on performance-based marketing techniques and the financial implications of our marketing efforts is an important factor in pursuing our goal of profitable growth.

Hardware

Our focus on reducing costs per transaction keeps us focused on the efficiency of our hardware. We make extensive use of commodity hardware, which allows for flexibility and processing power capable of handling large amounts of traffic and data at low unit costs. In addition, we have built monitoring and automation tools to help us monitor, detect and fix problems in our hardware and software. This results in little downtime for maintenance and upgrades, while helping to keep costs of operating and maintaining the machines low despite increases in the number of machines. Our system’s hardware and network architecture are designed to avoid single points of failure.

Software

Our secure password system protects the consumer from any hackers, giving you complete privacy for your travel arrangements. Using your credit card on our site is also protected with an encrypted credit card processing program.

Our superior booking engine will do most of the work for the consumer. Once consumers complete the formatted screen, their data goes out to the major website providers and then to ours (which are the same ones that travel agencies use today). Their data comes back with a comparison, allowing them to make an educated decision for themselves. The data will come back in numerous boxes, so that consumers are able to see the various family oriented travel options. Once they make their decision, they can click on the box to expand it and begin booking the reservation.

Competitors

We operate in a highly competitive market and we may not be able to compete effectively. The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

•	InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency,

•	Hotels.com, a representative of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products and Ticketmaster and

•	Citysearch, both of which offer destination information and tickets to attractions;

•
Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS (or "global distribution system");

•
Orbitz, Inc., an online travel company that enables travelers to search for and purchase a broad array of travel products, including airline tickets, lodging, rental cars, cruises and vacation packages;

•
Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online representative of hotel rooms; Howard Johnson, Ramada Inns and other hotel franchisors; Avis and Budget car rental companies;

•	Travelport, a provider of online corporate travel services and other travel-related brands;

•	Expedia, Lowestfare.com and Priceline.com are our primary competitors in the referral marketing business;

•	Other consolidators and wholesalers of airline tickets, lodging and other travel products, including Priceline.com and Travelweb; and

•	Other local, regional, national and international traditional travel agencies servicing leisure and business travelers.

We are a relatively small player in this market. These competitors are in general larger, have greater financial and personnel resources and have achieved greater market penetration than we have.

Based solely upon management’s knowledge of and experience in the industry and not upon any research or other verifying data from independent third parties, our agents are quoted the same rates from travel service providers as other travel agents and agencies.

Research and Development

We conduct no research and development activities.

Intellectual Property

We have not applied for any patent or trademarks in connection with our operations.

Trademarks

We have no patents or trademarks. Our success and ability to compete in the online travel industry depend, in part, upon our technology. We rely primarily on provisions in our contracts to protect our technology. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts. However, laws and our actual contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third-party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we may wish to sell our products may not protect software and intellectual property rights to the same extent as the laws of the United States. Moreover, the intellectual property right laws afford us no protection since we have no patents or trademarks.

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority (“BPCPA”). BPCPA required the Company to purchase a Guaranteed Investment Certificate (“GIC”) from a financial institution as a condition for licensing as a travel agency. The financial institution then issued a letter of credit to the BPCPA. The GIC accrues interest at 2.77% and matures on December 14, 2007.

Government Regulation

We must comply with laws and regulations relating to our sales activities, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel products, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers are heavily regulated and we are indirectly affected by such regulation.

Travel Industry Regulation

As a travel company selling air transportation products, we are subject to regulation by federal, state and provincial agencies which have jurisdiction over economic issues affecting the sale of air travel, including consumer protection issues and competitive practices. Such agencies may have the authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority. To the extent we sell travel products other than air transportation, we are subject to regulation by other federal, state or provincial agencies, which may have jurisdiction over a wide range of advertising, marketing and other consumer protection areas.

Internet Regulation

We must also comply with laws and regulations applicable to businesses engaged in online commerce. An increasing number of laws and regulations apply directly to the Internet and commercial online services. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products or increase our cost of doing business.

For example, in the United States, Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. The majority of products and services we sell are already taxed: hotel rooms and car rentals at the local level, and air transportation at the federal level with state taxation preempted. Nevertheless, failure to renew this legislation could allow state and local governments to impose additional taxes on some aspects of our Internet-based sales, and these taxes could decrease the demand for our products or increase our cost of operations.

International

We may become subject to the laws and regulations of other countries, including with respect to transportation, privacy and consumer and online regulation. These may impose additional costs or other obligations on us.

Future Regulation

Federal, state, provincial or other governmental agencies may adopt new laws, regulations and policies regarding a variety of matters that could affect our business or operations. We cannot predict what other matters such agencies might consider in the future, or what the impact of such regulations might be on our business.

Employees

As of December 31, 2006, we employed we employed two (2) persons on a full time basis and three (3) individuals on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Risk Factors

INVESTING IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS PROSPECTUS, PROSPECTIVE PURCHASERS OF THE SECURITIES OFFERED HEREBY SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

BECAUSE OUR COMPANY SPECIALIZES IN FAITH BASED TRAVEL PRODUCTS, WE FACE SIGNIFICANT BARRIERS FOR GROWTH.

Our sales and revenues will not grow as planned if there is not enough consumer interest in our faith based travel products. We cannot speculate as to how many consumers will be interested in our travel products, or how many consumers will choose our faith based travel products in lieu of more conventional travel products. We will strive to increase our customer base with traditional types of marketing and advertising. However, without sufficient interest in our travel products, our business will fail.

IF WE DO NOT GENERATE SUFFICIENT SALES FROM OUR WEBSITE, OUR BUSINESS MAY FAIL.

Since our website only became fully operational in October 2006, we have derived limited revenues from online sales. However, our sales and revenues will not grow as planned if the use of the Internet as a medium of commerce for travel products declines in favor of the more traditional methods of purchasing travel products involving human interaction. We cannot quantify the amount of sales that would be required to be booked online for us to grow as planned. In comparison to other online travel providers, we offer a distinct line of products and we anticipate being able to draw from the customer base of such other online providers. We cannot predict, though, the amount of consumers that will prefer our products to those of other online providers offering more traditional travel products. If we are not able to generate sufficient online sales from our website, our business may fail.

ADVERSE CHANGES OR INTERRUPTIONS IN OUR RELATIONSHIPS WITH TRAVEL SUPPLIERS COULD AFFECT OUR ACCESS TO TRAVEL OFFERINGS AND REDUCE OUR REVENUES.

Although our business is not substantially dependent on any agreement with any travel supplier, we rely on various agreements with our airline, hotel and auto suppliers, and these agreements contain terms that could affect our access to inventory and reduce our revenues. All of the relationships we have are freely terminable by the supplier upon notice. None of these arrangements are exclusive and any of our suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

We cannot assure you that our arrangements with travel suppliers will remain in effect or that any of these suppliers will continue to supply us and our agents with the same level of access to inventory of travel offerings in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues.

Our failure to establish and maintain representative relationships for any reason could negatively impact sales of our products and reduce our revenues.

IF WE FAIL TO ATTRACT AND RETAIN SALES AGENTS IN A COST-EFFECTIVE MANNER, OUR ABILITY TO GROW AND BECOME PROFITABLE MAY BE IMPAIRED.

Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract additional sales agents. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, these efforts may not be cost effective in attracting new sales agents or increasing transaction volume. If we do not achieve our marketing objectives, our ability to grow and increase revenues may be impaired. Presently, we have two sales agents, and although we will require more sales agents to achieve our business strategy, we cannot at this time estimate the number of additional sales agents that will be necessary.

OUR SUCCESS DEPENDS ON MAINTAINING THE INTEGRITY OF OUR SYSTEMS AND INFRASTRUCTURE, WHICH IF NOT MAINTAINED COULD REDUCE OUR REVENUES.

In order to be successful, we must provide reliable, real-time access to our systems for our sales agents, customers and suppliers. As our operations grow in both size and scope, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of people and travel suppliers enhanced products, services, features and functionality.  The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could reduce our revenues.

OUR COMPUTER SYSTEMS MAY SUFFER FAILURES, CAPACITY CONSTRAINTS AND BUSINESS INTERRUPTIONS THAT COULD INCREASE OUR OPERATING COSTS AND CAUSE US TO LOSE CUSTOMERS AND REDUCE OUR REVENUES.

To date, we have not sustained any problems with our computer systems that have in any way harmed our business. Our operations, though, face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, computer hacking break-ins, earthquake, terrorism and similar events.  The occurrence of a natural disaster or unanticipated problems at our facilities or locations of key vendors could cause interruptions or delays in our business, loss of data or render us unable to process reservations.  In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other occurrence of any or all of these events could adversely affect our reputation, brand and business.  In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly.

BECAUSE WE DO NOT MAINTAIN ANY INSURANCE, IF A JUDGMENT IS RENDERED AGAINST US, WE MAY HAVE TO CEASE OPERATIONS.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS TO TRAVEL AGENTS AND CONSUMERS.

To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures and new business models.  If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing web-site, technology and systems may become obsolete.

Our future success will depend on our ability to do the following:

• enhance our existing products;
• develop and license new products and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and

• respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

DEVELOPING OUR WEBSITE AND OTHER TECHNOLOGY ENTAILS SIGNIFICANT TECHNICAL AND BUSINESS RISKS WHICH COULD REDUCE OUR REVENUES.

We may use new technologies ineffectively or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website allows searches and displays of ticket pricing and travel itineraries will be a critical part of our service, and may quickly become out-of-date or insufficient from our customers’ perspective and in relation to the search and display functionality of our competitors’ websites. If we face material delays in introducing new services, products and enhancements, our sales agents, customers and suppliers may forego the use of our products and use those of our competitors.

OUR LIMITED HISTORY OF AN OPERATIONAL WEBSITE MAY BE ADVERSELY AFFECTING OUR GROWTH STRATEGY AND REVENUES.

We cannot, with any certainty, speculate on the effect on our business of having an operational website since it was only launched in October 2006. We believe that offering our travel products online will positively affect our growth strategy. We anticipate that an operational website will result in an additional source of revenue.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY, SUCH AS THOSE CAUSED BY GENERAL ECONOMIC DOWNTURNS, TERRORISM, HEALTH CONCERNS OR STRIKES OR BANKRUPTCIES WITHIN THE TRAVEL INDUSTRY COULD REDUCE OUR REVENUES.

Our business is affected by the health of the travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Since 2001, the travel industry has experienced a protracted downturn, and there is a risk that a future downturn, or the continued weak demand for travel, could adversely affect the growth of our business. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in a decline in travel bookings throughout the industry. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for air travel due to fears regarding terrorism, war or disease. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly reduce our revenues.

Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

• higher fares and rates in the airline industry or other travel-related industries;
• labor actions involving airline or other travel suppliers;

• political instability and hostilities;
• fuel price escalation;

• travel-related accidents; and
• bankruptcies or consolidations of travel suppliers and vendors.

BECAUSE OUR MARKET IS SEASONAL, OUR QUARTERLY RESULTS WILL FLUCTUATE.

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products offered by our sales agents, as well as Internet services generally. For example, traditional leisure travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines and the number of bookings flattens or decreases. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by travel suppliers.

OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD WHICH COULD REDUCE OUR REVENUES.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Our servers and those of our service providers may be vulnerable to viruses or other harmful code or activity transmitted over the Internet. A virus or other harmful activity could cause a service disruption.

In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business. Because of our limited operating history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss. Since we cannot exert the same level of influence or control over our sales agents as we could were they our own employees, our sales agents could fail to comply with our policies and procedures, which could result in claims against us that could harm our financial condition and operating results. We are not in a position to directly provide the same direction, motivation and oversight for our sales agents as we would if such sales agents were our own employees. As a result, there can be no assurance that our sales agents will participate in our marketing strategies or plans, accept our introduction of new products and services, or comply with our policies and procedures.

BECAUSE IT CAN BE DIFFICULT TO ENFORCE POLICIES AND PROCEDURES DESIGNED TO GOVERN THE CONDUCT OF OUR SALES AGENTS AND TO PROTECT THE GOODWILL ASSOCIATED WITH OUR BUSINESS BECAUSE OF THE NUMBER OF TRAVEL AGENTS AND THEIR INDEPENDENT STATUS, OUR REVENUES COULD BE REDUCED IF WE FAIL TO ENFORCE THESE POLICIES AND PROCEDURES.

Violations by our travel agents of applicable laws or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our travel agents.

Adverse publicity concerning any actual or purported failure of us or our travel agents to comply with applicable laws and regulations, whether or not resulting in enforcement actions or the imposition of penalties, could harm the goodwill of our company and could reduce our ability to attract, motivate and retain travel agents, which would reduce our revenues. We cannot ensure that all travel agents will comply with applicable legal requirements.

ONLINE MARKETING AND ADVERTISING EXPENSES WILL BE INCURRED AS WE ATTEMPT TO INCREASE TRAFFIC TO OUR WEBSITE IN OUR EFFORT TO GENERATE ADDITIONAL REVENUE.

The timing and placing of such online marketing and advertising is crucial to revenue growth as we will attempt to increase our internet sales. This cost could outpace revenue causing cash to decline and therefore putting your investment at risk.

OUR MANAGEMENT DECISIONS ARE MADE BY OUR OFFICERS AND DIRECTORS; IF WE LOSE THEIR SERVICES, OUR REVENUES MAY BE REDUCED.

The success of our business is dependent upon the expertise of Dirk Holzhauer and Daniel L. Baxter. Because they are essential to our operations, you must rely on their management decisions. They will continue to control our business affairs after the filing. If we lose their services, we may not be able to hire and retain other officers and directors with comparable experience. As a result, the loss of their services could reduce our revenues.

BECAUSE THERE IS NOT NOW AND MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK, INVESTORS MAY HAVE DIFFICULTY IN RESELLING THEIR SHARES.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

BECAUSE WE DO NOT HAVE AN AUDIT OR COMPENSATION COMMITTEE, SHAREHOLDERS WILL HAVE TO RELY ON THE ENTIRE BOARD OF DIRECTORS, ALL OF WHICH ARE NOT INDEPENDENT, TO PERFORM THESE FUNCTIONS.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. All members of the board of directors are not independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

Initial operations began January 2005 as KTT. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the online travel industry. Some of these risks relate to our ability to:

•	attract and retain consumers on a cost-effective basis;
•	expand and enhance our service offerings;
•	respond to regulatory changes or demands;
•	respond to litigation;
•	operate, support, expand and develop our operations, our website and our software, communications and other systems;
•	diversify our sources of revenue;
•	maintain adequate control of our expenses;
•	raise additional capital;
•	respond to technological changes; and
•	respond to competitive market conditions.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition or results of operations may suffer.

OUR GROWTH CANNOT BE ASSURED. EVEN IF WE DO EXPERIENCE GROWTH, WE CANNOT ASSURE YOU THAT WE WILL GROW PROFITABLY.

Our business strategy is dependent on the growth of our business. For us to achieve significant growth, consumers and travel suppliers must accept our website as a valuable commercial tool. Consumers, who have historically purchased travel products using traditional commercial channels, such as local travel agents and calling suppliers directly, must instead purchase these products on our website. Similarly, travel suppliers will also need to accept or expand their use of our website and to view our website as an efficient and profitable channel of distribution for their travel products.

OUR GROWTH IS ALSO DEPENDENT ON OUR ABILITY TO BROADEN THE APPEAL OF OUR WEBSITE TO BUSINESS AND OTHER TRAVELERS.

Currently, our website has focused on serving the leisure traveler. Our ability to offer products and services that will attract a significant number of business travelers to use our services is not certain. If it does not occur, our growth may be limited.

OUR GROWTH WILL ALSO DEPEND ON OUR ABILITY TO BROADEN THE RANGE OF TRAVEL PRODUCTS WE OFFER.

Historically, the majority of our revenues have come from airline ticket sales. Our business strategy is dependent on our further diversifying our revenues into lodging, car rentals, cruises, vacation packages and other travel related products. We cannot assure you that our efforts will be successful or result in greater revenues or higher margins. Our business strategy also includes the establishment of direct connections to the airlines’ reservations systems, which will allow us to bypass global distribution systems, or GDSs, the traditional computerized reservation systems, for a portion of our airline ticket bookings. Our supplier link technology initiative is at an early stage and we cannot assure you that a large number of airline suppliers will be willing to enter into this type of relationship with us, or that these direct links will enable us to increase our revenue or lower our operating costs.

Our plans to pursue other opportunities for revenue growth and cost reduction are also at an early stage, and we can not assure you that our plans will be successful or that we will actually proceed with them as described.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer. We compete directly with Expedia, Travelocity, and many smaller companies in providing online travel products. In addition, we face significant competition from other distributors of travel products, including:

•	local, regional, national and international traditional travel agencies;
•	consolidators and wholesalers of airline tickets, lodging and other travel products, including Orbitz, Cheaptickets.com, Priceline.com, Hotwire, Hotels.com; and
•	operators of GDSs, which control the computer systems through which travel reservations historically have been booked.

MANY OF OUR COMPETITORS HAVE LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES, GREATER BRAND RECOGNITION AND SIGNIFICANTLY GREATER FINANCIAL, MARKETING AND OTHER RESOURCES THAN WE HAVE.

Some of our competitors benefit from vertical integration with GDSs. We cannot assure you that we will be able to effectively compete with other travel industry providers.

In addition, consumers may choose to use our website for route pricing and other travel information, and then purchase travel products from a source other than our website, including travel suppliers’ own websites. Many travel suppliers, such as airlines, lodging, car rental companies and cruise operators also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites.

A DECLINE IN COMMISSION RATES OR THE ELIMINATION OF COMMISSIONS COULD REDUCE OUR REVENUES AND MARGINS.

A substantial majority of our online revenues depends on the commissions paid by travel suppliers for bookings made through our online travel service. Generally, we do not have written commission agreements with our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions. Travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins. Additionally, any decline in commissions received by the Company would cause a decline in the amount of cash back the Company would be able to give to customers from the commissions. If the Company is unable to offer sufficient cash back offers based on the commissions it receives it may not be able to offer competitive prices and may result in a material adverse effect on the business.

INTERRUPTIONS IN SERVICE FROM THIRD PARTIES COULD IMPAIR THE QUALITY OF OUR SERVICE.

We rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Third parties provide, for instance, our data center, telecommunications access lines and significant computer systems, support and maintenance services. Any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

IF WE FAIL TO INCREASE OUR BRAND RECOGNITION AMONG CONSUMERS, WE MAY NOT BE ABLE TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

We believe that establishing, maintaining and enhancing the Company brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of establishing and maintaining brand recognition. Many of these Internet sites already have well-established brands in online services or the travel industry generally. Promotion of the Company brand will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition to attract and retain online users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

IF WE ARE UNABLE TO INTRODUCE AND SELL NEW PRODUCTS AND SERVICES, OUR BRAND COULD BE DAMAGED.

We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our service. We will incur substantial expenses and use significant resources trying to expand the range of products and services that we offer. However, we may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives. If we launch new products and services and they are not favorably received by consumers, our reputation and the value of the Company brand could be damaged.

Our relationships with consumers and travel suppliers are mutually dependent since consumers will not use a service that does not offer a broad range of travel services. Similarly, travel suppliers will not use a service unless consumers actively make travel purchases through it. We cannot predict whether we will be successful in expanding the range of products and services that we offer. If we are unable to expand successfully, this could also damage our brand.

IF WE FAIL TO ATTRACT CUSTOMERS IN A COST-EFFECTIVE MANNER, OUR ABILITY TO GROW AND BECOME PROFITABLE MAY BE IMPAIRED.

Our business strategy depends on increasing the overall number of consumer transactions conducted on our website in a cost-effective manner. In order to increase the number of consumer transactions, we must attract more visitors to our website and convert a larger number of these visitors into paying customers. Relative to our primary competitors, we believe that the Company brand has not established equally broad recognition. As a result, it may be necessary to spend substantial amounts on marketing and advertising to enhance our brand recognition and attract new customers to our website, and to successfully convert these new visitors into paying customers. We cannot assure you that our marketing and advertising efforts will be effective to attract new customers. If we fail to attract customers and increase our overall number of consumer transactions in a cost-effective manner, our ability to grow and become profitable may be impaired.

WE MAY NOT PROTECT OUR TECHNOLOGY EFFECTIVELY, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE OUR PRODUCTS. THIS COULD MAKE IT MORE DIFFICULT FOR US TO COMPETE WITH THEM.

We have no patents or trademarks. Our success and ability to compete in the online travel industry depend, in part, upon our technology. We rely primarily on provisions in our contracts to protect our technology. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts. However, laws and our actual contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third-party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we may wish to sell our products may not protect software and intellectual property rights to the same extent as the laws of the United States. Moreover, the intellectual property right laws afford us no protection since we have no patents or trademarks.

OUR PRODUCT FEATURES MAY INFRINGE ON CLAIMS OF THIRD-PARTY PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. If intellectual property rights are asserted against us, we cannot assure you that we will be able to obtain license rights on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed. No third party claim has been asserted against us alleging any infringement of intellectual property rights.

IF WE DO NOT CONTINUE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS.

We depend substantially on the continued services and performance of our management. These individuals may not be able to fulfill their responsibilities adequately or may not remain with us. Our success also depends on our ability to hire, train, retain and manage highly skilled employees. We cannot assure you that we will be able to attract and retain a significant number of qualified employees or that we will successfully train and manage the employees we hire.

WE MAY ACQUIRE OTHER BUSINESSES, PRODUCTS OR TECHNOLOGIES; IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR BUSINESS, OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE.

If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe are strategic. We do not currently have any understandings, commitments or agreements with respect to any acquisition. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have no experience in integrating an acquisition into our business; the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimable useful lives, any of which might harm our business, financial condition or results of operations.

WE FACE RISKS SPECIFIC TO INTERNET-BASED COMMERCE IN FOREIGN MARKETS.

Our international risks include:
•	delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets;
•	unexpected changes in regulatory requirements;
•	tariffs and trade barriers and limitations on fund transfers;
•	difficulties in staffing and managing foreign operations;
•	potential adverse tax consequences;
•	exchange rate fluctuations;
•	increased risk of piracy and limits on our ability to enforce our; and
•	intellectual property rights

Any of these factors could harm our business.

EVOLVING GOVERNMENT REGULATION COULD IMPOSE TAXES OR OTHER BURDENS ON OUR BUSINESS, WHICH COULD INCREASE OUR COSTS OR DECREASE DEMAND FOR OUR PRODUCTS.

We must comply with laws and regulations applicable to online commerce. Increased regulation of the Internet or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations.  In addition, new regulations, domestic or international, regarding the privacy of our users’ personally identifiable information may impose on us additional costs and operational constraints.

Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November, 2007. The majority of products and services we sell are already taxed: hotel rooms and car rentals at the local level, and air transportation at the federal level with state taxation preempted. Nevertheless, failure to renew this legislation could allow state and local governments to impose additional taxes on some aspects of our Internet-based sales, and these taxes could decrease the demand for our products or increase our cost of operations.

WE MUST COMPLY WITH TRAVEL INDUSTRY REGULATION.

We must comply with laws and regulations relating to our sales activities, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel products, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers are heavily regulated and we are indirectly affected by such regulation.

As a travel company selling air transportation products, we are subject to regulation by government agencies having jurisdiction over economic issues affecting the sale of air travel, including consumer protection issues and competitive practices. Such agencies have the authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority.

SINCE OUR EXECUTIVE OFFICERS AND DIRECTORS ARE NOT RESIDENTS OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST THEM.

Shareholders may have difficulty enforcing any claims against the Company because our executive Officers and Directors reside outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

BECAUSE OUR CHIEF EXECUTIVE OFFICER, WHO ALSO SERVES AS A DIRECTOR, HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

It is possible that the demands on Mr. Daniel L. Baxter, our Chief Executive Officer and Director, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Baxter may not possess sufficient time to manage our business if the demands of managing our business increased substantially. Specifically, Mr. Baxter owns and operates Mardan Consulting, Inc., a consulting firm. Mr. Baxter also serves as a Director of Global Developments, Inc., a Delaware corporation. Presently, Mr. Baxter devotes approximately 8-12 hours a week to the Company, and is in daily contact with Dirk Holzhauer, who is in charge of our daily operations.

WE RELY ON OUR OFFICERS AND DIRECTORS FOR DECISIONS AND HE MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS.

We rely on our executive officers and directors to direct the affairs of the company and rely upon them to competently operate the business. We do not have key man insurance on our executive officers and directors and have no written employment agreements with them. Should something happen to our officers and directors, this reliance on two individuals could have a material detrimental impact on our business and could cause the business to lose its place in the market, adversely affect our growth potential, or even fail. Such events could cause the value of our stock to decline or become worthless.

THE MARKET PRICES OF THE SECURITIES OF INTERNET-RELATED AND ONLINE COMMERCE COMPANIES HAVE BEEN ESPECIALLY VOLATILE.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and would adversely affect our stock price.

WE DO NOT EXPECT TO PAY ANY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We do not anticipate that we will pay any dividends to our stockholders in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize on their investment. Investors seeking cash dividends should not purchase our common stock.

OUR SHARES QUALIFY AS PENNY STOCKS AND, AS SUCH, ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv)	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v)
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Item 2.    Properties

We lease our corporate headquarters at 20385 64th Avenue , Langley , BC . The office space is a partitioned area of approximately 100 square feet partitioned off from the rest of the general office on the 2nd floor. This space includes utilities and a shared receptionist is provided free-of-charge as part of our revenue share agreement with CCCC. The property is generic office space that meets the Company’s executive and administrative requirements providing ample space for our executives to run the Company, as well as space to expand and hire new employees.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)  No shares of the Company’s common stock have previously been registered with the Securities and Exchange Commission (the “SEC”) or any state securities agency or authority.  The Company intends to make application to the NASD for the Company’s shares to be quoted on the OTCBB.  The application to the NASD will be made during the Commission comment period for this Form SB-1 or immediately thereafter.  The Company’s application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended.  Inclusion on the OTCBB permits price quotation for the Company’s shares to be published by such service.

The Company is not aware of any existing trading market for its common stock.  The Company’s common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company’s securities.

If and when the Company’s common stock is traded in the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC.  If the Company’s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company’s common stock and may affect the ability of shareholders to sell their shares.

(b)  Holders. At December 31, 2006, there were two record holders of 2,400,000 shares of the Company’s Common Stock.

(c)  Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Plan Of Operations for the Next 12 Months

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations.  Primarily, we will focus on generating revenue from our website. Continuing operations will always focus on ways to increase our marketing sales force. We may require up to $300,000 in additional financing to expand our operations as outlined in the table below, subject to our cash on hand and actual revenues.

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Develop infrastructure and Kinder Travel Cafes	Secure additional office space in various locations, office equipment and develop “specific” marketing materials and hiring additional employees	6 - 20 months	$100,000
Launch Marketing Phase	Kinder Travel marketing and informational videos designed to develop sales force	3 -9 months	$60,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	6 - 8 months	$40,000
Kinder Vacations Network Sales of 1000 per month	Aggressively market and advertise to generate interest in our home based travel agent network	9 - 20 months	$60,000
Travel as One Video	Create and film our religious travel video	6 - 9 months	$20,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000.

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Cash Requirements

Our cash on hand as of December 31, 2006 is $26,824. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We hired several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2006 in order to fully implement our plans for growth.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to seek and maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding would have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. As of December 31, 2006, we had cash of approximately $26,824, and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $300,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we may require and may need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have relied on our revenues to fund our operations and have used our common stock to raise money for our operations as well. While we have attained profitability, we may be dependent upon obtaining financing to pursue our plan of operation over the course of the next 24 months.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

Operating Revenues

During the year ended December 31, 2006, the Company’s sales totaled $232,227 compared to $118,727 for the year ended December 31, 2005.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $351,110 for the year ended December 31, 2006 compared to $115,024 for the same period in the prior year. SG&A expenses were largely due to increased professional fees, including fees related to becoming a public company traded on the Over the Counter Bulletin Board (“OTCBB”). Additionally, SG&A expenses included $40,830 in management fees to our President for the year ended December 31, 2006 compared to $23,814 for the year ended December 31, 2005.

Advertising costs were $1,876 for the year ended December 31, 2006 compared to $5,713 for the period ended December 31, 2005. This was primarily due to a decrease in spending on outside marketing contractors.

Net Income

Net loss (pre-income tax) was $118,883 for the year ended December 31, 2006 compared to a net income of $3,703 for the year ended December 31, 2005.

We anticipate rapid growth from our online products and services now that our website is fully operational. However it is management’s belief that the long term growth potential of the Company is much higher from the volume of sales on the internet. This, in turn, will allow us to further reduce overhead costs and reinvest money into the full implementation of our plan.

Liquidity and Capital Resources

Our cash and cash equivalent balances were $26,824 at December 31, 2005 compared to $26,903 for the comparable period in the prior year.

Overview

Net cash from operating activities was negative $53,125 at December 31, 2006, compared to positive $6,226 at December 31, 2005. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities

The Company has more current liabilities than current assets. Working capital (the difference between the Company’s current assets and current liabilities) was $37,518 at December 31, 2006. Our net loss for the year, as adjusted for amortization and future income taxes, was $118,883 for the fiscal year ended December 31, 2006.

Financing Activities

During the year ended December 31, 2006, we had $111,230 provided from the issuance of common stock through financing activities.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk

In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

The Company plans to sell its products worldwide via the internet, and a substantial portion of its net sales, cost of sales and operating expenses could be denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow.

Cancellation Policy

The cost of airfare portion of the Company's travel packages is non-refundable to customers. Other cancellation fees imposed by the relevant Travel Supplier(s) (for example, hotel cancellation penalties) must be paid by the customer when incurred. 100% of the travel package price is forfeited by the customer for cancellations not made before 24 hours prior to the departure date. No refunds are given to customers for unused or partially used package components. There were no customer cancellations in 2005.

Critical Accounting Policies and Estimates

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

The Company has various methods by which they receive revenue. At present, most revenue is derived substantially from the following sources:

•	Supplier Based Commissions: The Company receives commissions based upon contractual arrangements with leading travel providers.
•	Consumer Service Fees: Upfront fees charged for each booking regardless of the type of travel.

Revenue is recognized as follows for the services discussed above:

•	for service fees, when reservations are made and secured by a credit card or other form of payment;
•	for air travel, cruises and package tours, when reservations are made and secured by a credit card or other form of payment; and
•	for all travel such as hotel bookings and rental cars, when commissions are received from the travel supplier.

In 2006, two customers accounted for 53.5 % of total revenue.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s accounts receivable balances was $11,342 at December 31, 2006.

Goodwill

The Company did not attribute any value to goodwill for the year ended December 31, 2006.

 Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Recently Issued Accounting Pronouncement

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company’s financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first annual period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company’s financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial statements.

The EITF reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company’s financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’ EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company’s financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company’s financial statements.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material for 2006 or 2005.

The Department of Corporation Finance in its advisory letter titled International Financial Reporting and Disclosure Issues, dated May 1, 2001 has stated, “Regulation S-X presumes that a US-incorporated registrant will present its financial statements in US dollars. In rare instances, the staff has not objected to the use of a different reporting currency. Those instances have been limited to situations where the US-incorporated registrant had little or no assets and operations in the US, substantially all the operations were conducted in a single functional currency other than the US dollar, and the reporting currency selected was the same as the functional currency. In these circumstances, reporting in the foreign currency would produce little or no foreign currency translation effects under FASB Statement No. 52.”

First, the Company has its only facilities located Canada, and therefore has no assets or operations in the US. Second, all operations of the Company are conducted only in Canadian currency. Third, the reporting currency is in Canadian dollars which is the same currency that all operations were conducted in. Therefore, reporting in Canadian dollars would produce little or no foreign currency translation effects under FASB Statement No. 52.

Item 7.    Financial Statements

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kinder Travel Inc.

We have audited the accompanying balance sheet of Kinder Travel Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Travel Inc. as of December 31, 2006 and the results of its operations and its cash for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 18, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

KINDER TRAVEL, INC.

BALANCE SHEET

December 31, 2006
(In Canadian Dollars)

ASSETS
Current Assets
Cash	$ 26,824
Accounts receivable	11,342
Prepaid expenses	0
Total current assets	38,166
Vehicles and Equipment, net of accumulated depreciation of $ 20,210	34,681
Website, net of accumulated depreciation of $ 592	6,515
Travel Agency Bond	15,000
$ 94,362
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	48,327
Customer prepayments	5,493
Shareholders’ loans	2,053
Current portion of long-term debt	971
Total current liabilities	56,844
Long-term Debt, net of current portion	21,468
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691
Additional paid-in capital	128,539
Retained earnings (deficit)	(115,180)
Total stockholders' equity (deficit)	16,050
$ 94,362

KINDER TRAVEL, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005
(In Canadian Dollars)

	2006	2005
Revenue	$ 232,227	$ 118,727
Expenses
Management Fees	40,830	23,814
Rent	6,084	6,304
General and administrative	301,344	83,976
Interest	2,852	930
	351,110	115,024
Net income (loss)	$ (118,883)	$ 3,703
Net income (loss) per common share (basic and
fully diluted)	$ (0.08)	$ -
Weighted average number of common
shares outstanding	1,566,667	-

KINDER TRAVEL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended December 31, 2006
(In Canadian Dollars)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2005	-	$ -	$ -	$ 3,703	$ 3,703
Issuance of warrants at fair value for compensation			20,000		20,000
Common stock issued	400,000	466	(466)	-	-
Common stock issued by execution of warrants	2,000,000	2,225	109,005		111,230
Net profit (loss)				(118,883)	(118,883)
Balances, December 31, 2006	2,400,000	2,691	$ 128,539	$ (115,180)	$16,050

KINDER TRAVEL, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005
(In Canadian Dollars)

	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(118,883)	$ 3,703
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation	14,658	6,144
Issuance of warrants for compensation	20,000	-
Changes in operating assets and liabilities
Accounts receivable	(1,200)	(10,142)
Prepaid expenses	-	-
Travel agency bond	-	(15,000)
Accounts payable and accrued expenses	26,807	21,521
Customer prepayments	5,493	-
Net cash flows from operating activities	(53,125)	6,226
Cash Flows from Investing Activity
Purchases of Vehicles and Equipment	(2,232)	(52,659)
Website Development	(7,108)	-
Net cash flows from investing activities	(9,340)	(52,659)
Cash Flows from Financing Activities
Proceeds from existing warrants	111,230	-
Net proceeds (payments) from loans	(48,844)	73,336
Net cash flows from financing activities	62,386	73,336
Change in cash	(79)	26,903
Cash, beginning of the period	26,903	-
Cash, end of the period	$ 26,824	$ 26,903
Cash paid for interest expense	$ 2,852	$ 930
Cash paid for income taxes	$ -	$ -

KINDER TRAVEL INC.

NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)

Note 1. The Company and Significant Accounting Policies

The Company

Kinder Travel, Inc. (the "Company") was incorporated under the laws of the state of Nevada. The Company is a full-service travel agency in Surrey, British Columbia, offering the full range of travel services including corporate travel, vacations, cruise holidays, and group tours. However its primary focus is selling, marketing and providing in-store and web-based travel services and tours to families, businesses and ministries.

Effective January 1, 2006, the Company acquired all of the assets and liabilities of a British Columbia corporation, Kinder Travel & Tours, Inc. ("KTT"). This acquisition is described in more detail in Note 2. Prior to the acquisition, the Company had limited operations and expenses were primarily related to becoming incorporated. Subsequent to the acquisition, the Company adopted the business plan of KTT and began operating a travel agency.

Cash

Cash consists of funds in checking accounts held by financial institutions in Canada.

Accounts Receivable

Accounts receivable are recorded at their principal amounts and are generally unsecured. Management considers all amounts over 60 days to be past due. Periodically management reviews receivables and establishes an allowance for uncollectible accounts based on historical collection and current economic conditions. Receivables deemed uncollectible are written off against the allowance. Three customers accounted for 28.9%, 19.7%, and 10.1% of the outstanding balance as of December 31, 2006.

Vehicles and Equipment

Vehicles and equipment with a life of more than one year and a cost in excess of $500 are capitalized and depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority ("BPCPA"). BPCPA required the Company to purchase a Guaranteed Investment Certificate ("GIC") from a financial institution as a condition for licensing as a travel agency. The financial institution then issued a letter of credit to the BPCPA. The GIC accrues interest at 2.77% and matures on December 14, 2007.

Fair Value of Financial Statements

The fair value of the cash, accounts receivable, accounts payable and accrued expenses, and the demand loan payable approximate the stated carrying value due to their expected short-term nature. The fair value of long-term debt approximates stated carrying value due to market interest rates for the term of the debt.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising costs were $1,876 for 2006.

Revenue Recognition

The Company has various methods by which they receive revenue. At present, most revenue is derived substantially from the following sources:

•	Supplier Based Commissions: The Company receives commissions based upon contractual arrangements with leading travel providers.

•	Consumer Service Fees: Upfront fees charged for each booking regardless of the type of travel.

Revenue is recognized as follows for the services discussed above:

•	for service fees, when reservations are made and secured by a credit card or other form of payment;

•	for air travel, cruises and package tours, when reservations are made and secured by a credit card or other form of payment; and

•	for all travel such as hotel bookings and rental cars, when commissions are received from the travel supplier.

In 2006, two customers accounted for 28.4% and $25.1% of total revenue.

Cancellation Policy

The cost of airfare portion of the Company's travel packages is non-refundable to customers. Other cancellation fees imposed by the relevant Travel Supplier(s) (for example, hotel cancellation penalties) must be paid by the customer when incurred. 100% of the travel package price is forfeited by the customer for cancellations not made before 24 hours prior to the departure date. No refunds are given to customers for unused or partially used package components. There were no customer cancellations in 2005.

Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. As of December 31, 2006, the loss per share was approximately $0.08

Website Development Costs

The Company's website was launched in 2006 and website development costs were accounted for in accordance with Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs," with applicable guidance from AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized, on a straight-line basis over the estimated useful life, if management believes such costs are significant. Maintenance and enhancement costs will be expensed as incurred unless such costs relate to substantial upgrades and enhancements to the website that result in added functionality, in which case the costs will be capitalized and amortized on a straight-line basis over the estimated useful life, if management believes such costs are significant.

Reporting Currency

All of the Company's operations are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations. The net gain (loss) to the company of these foreign exchange transactions in 2006 was $ (1,053).

Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

New Accounting Pronouncements

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first annual period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

Note 2. Acquisition

Effective January 1, 2006, the Company acquired all of the assets and liabilities of Kinder Travel & Tours, Inc. ("KTT"), a British Columbia corporation, which had recently acquired all of the assets and liabilities of a sole proprietor. Prior to the acquisition, the Company was a non-operating shell. Accordingly, the acquisition is accounted for as a recapitalization of the Company. The historical financial statements presented are those of KTT as a combined entity with the sole proprietor.

Effective as of the date of the acquisition, the Company issued a convertible note payable to the shareholder of KTT in the amount of US $20,000 which represents a conversion rate of 400,000 shares of the Company's common stock at US $0.05 per share. During March 2006, the note was converted into 400,000 shares. The Company has accounted for the issuance of shares in the conversion of the note as a recapitalization of the Company. No gain or loss has been recorded on the note conversion. The net assets of KTT have been included in the balance sheet at their book values. No intangible assets were recorded in this acquisition. No cash was paid in this transaction.

The assets acquired and liabilities assumed of KTT are as follows:

Cash	$ 26,903
Accounts receivable, net	10,142
Vehicles and equipment, net	46,515
Travel agency bond	15,000
Accounts payable and accrued expenses	(21,521)
Demand loan payable	(50,000)
Long-term debt	(23,346)
Retained earnings	(3,703)
$ -

Since the Company had no revenue or expenses prior to the acquisition of KTT, all proforma results are those of KTT.

Note 3. Long-Term Debt

The Company has a note payable to a bank. The note is secured by a vehicle, bears interest at 7.89% per year and requires monthly payments of $226 until June 2, 2010, at which time all remaining principal is due in full.

Annual principal payments for the years ending December 31 are required as follows:

2006	$ 897
2007	971
2008	1,050
2009	1,136
2010	19,282
$ 23,336

Note 4. Warrants

In June 2006, Mardan Consulting Inc., a corporation owned by the Company's CEO, Daniel L. Baxter, exercised its right to purchase 2,000,000 shares of common stock under the terms of a Common Stock Purchase Warrant issued in January 2006. This brought the total number of shares outstanding to 2,400,000.

Note 5. Subsequent events

There were no subsequent events expected to have a material effect on the Company's accounting policies or financial reporting.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)          Management’s Annual Report on Internal Control Over Financial Reporting:  Not Applicable

(c)         Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer is as follows:

NAME	AGE	POSITION(S)	DIRECTOR/OFFICER SINCE

Daniel L. Baxter	44	President, CEO, CFO & Director	January 1, 2006
Dirk Holzhauer	38	Secretary, Director & Treasurer	January 1, 2006

Our Articles of Incorporation provide for a Board of Directors ranging from 1 to 10 members, with the exact number to be specified by resolution of the board. All Directors hold office until the next annual meeting of the shareholders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until their successors have been appointed and qualified.

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

DANIEL L. BAXTER

Daniel Baxter, age 44, is a Professional Engineer registered in the Province of British Columbia. Since 1993, Mr. Baxter has been providing management consulting services to a number of local businesses, primarily in the area of corporate finance, through his company, Mardan Consulting Inc.

Prior to joining Kinder travel in 2006, he had served for 7 years as the Vice President Operations for Vancouver Fire & Security, the largest, privately held fire safety and security business in British Columbia. In that role his primary duties included system design, installation project management, recurring revenue services, and IT development.

In 2006, Mr. Baxter became our President, CEO and CFO.

DIRK HOLZHAUER

Dirk Holzhauer, age 38, was the original founder of Kinder Travel, Inc. Since 1989 he has worked in the travel services sector of various German travel agencies and tour operators, leading branches of DER in Cologne and Frankfurt. From 1999 to 2001, Mr. Holzhauer worked as a travel agent for Uniglobe Advance Travel in Vancouver, BC. Between 2001 and 2004, Mr. Holzhauer was employed as a travel agent at Yaletown Travel Inc., also located in Vancouver, BC. Mr. Holzhauer immigrated to Canada in 1996 and established himself as travel agent in the local retail sector.

Kinder Travel, Inc. was founded by Dirk in January 2005 as a small boutique style niche travel service provider. The focus is primarily family travel as well as ministry and missions travel, and corporate travel. The approach is to offer online self serve capabilities but to provide full flexibility and assist personally in planning travel arrangements.

No director, officer or affiliate of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

The Company has not compensated any director for service on the Board of Directors or any committee thereof. The Company currently does not have any standing committees.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of the affairs of the Company. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board is elected by the stockholders who have the ultimate say, by virtue of their voting rights, in who represents them on the Board. There are no agreements or understandings for any officer or Director to resign at the request of another person and none of the current offers or Directors are acting on behalf of, or will act at the direction of any other person.

Significant Employees

As of December 31, 2006, we employed one person on a full-time basis and one person on a part-time basis.

Subsequent to year end, and as of December 31, 2006, we employed two (2) persons on a full time basis and three (3) individuals on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

All of our significant employees began working with us subsequent to December 31, 2006.

Involvement In Certain Legal Proceedings

We are not currently involved in any legal proceedings.

During the last five (5) years none of our directors or officers has:

1.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. This disclosure is based on a review of the forms submitted to the Company during, and with respect to, its fiscal year ended December 31, 2006.

Code Of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company’s most highly compensated executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2006.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Daniel L. Baxter, CEO & CFO	2006	$—	$—	—	—	—	—	—	$—
	2005	$—	$—	—	—	—	—	—	$—
Dirk Holzhauer, Secretary	2006	$40,830	$—	—	—	—	—	—	$40,830
	2005	$23,814	$—	—	—	—	—	—	$23,814

(1) This represents management fees paid during 2005 & 2006 to Dirk Holzhauer.
There were no stock options granted or exercised by the named executive directors in 2006.

Employment Agreements

The Registrant has no written employment agreements.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Daniel L. Baxter	-	-	-	-	-	-	-	-	-	-	-
Dirk Holzhauer	-	-	-	-	-	-	-	-	-	-	-

There were no stock based awards under a Stock Incentive Plan in 2006 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Daniel L. Baxter	—	—	—	$—	—	—	—	—	—
Dirk Holzhauer	—	—	—	$—	—	—	—	—	—

DIRECTOR COMPENSATION

Cash Compensation

Directors serve without compensation and there are no standard or other arrangements for their compensation.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director or executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any Director or executive officer to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Director Compensation

The following table shows the overall compensation earned for the 2006 fiscal year with respect to each person who was a director as of December 31, 2006.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Daniel L. Baxter	$—	—	$—	—	—	—	$—

Dirk Holzhauer	$—	—	$—	—	—	—	$—

(1)                                  Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

(2)                                  Excludes awards or earnings reported in preceding columns.

(3)                                  Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2006, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 2,400,000 shares outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Kinder Travel, Inc.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Mardan Consulting, Inc. (1)	2,000,000	83%

Dirk Holzhauer	400,000	17%

(1) Daniel L. Baxter indirectly controls these shares of Common Stock held by Mardan Consulting Inc. by virtue of his beneficial ownership of Mardan Consulting Inc.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

As of the date of this prospectus, other than the two transactions described below, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

•	our Directors or Executive Officers;
•	any nominee for election as a Director;
•	any principal security holder identified in the preceding “Security Ownership of Management and Certain Security Holders” section; or
•	any relative or spouse, or relative of such spouse, of the above referenced persons.

(1) Convertible Promissory Note

The Company executed a convertible promissory note with Dirk Holzhauer (“Noteholder”) dated January 1, 2006, in the amount of $20,000 due twelve months from the issue date (“Note”) pursuant to the Asset Purchase Agreement executed with Kinder Travel BC. The Note enables the holder to convert the principal of the Note to 400,000 common shares of the Company. On conversion of the Note, the Holder is entitled to certain registration rights. The Note was converted in March 2006. The Noteholder is an “accredited investor” and the Company believes that the issuance and sale of the Convertible Note qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(2) Warrants

The Company granted a Common Stock Purchase Warrant to Mardan Consulting, Inc. on January 1, 2006 as an inducement for Daniel Baxter to serve as our CEO and CFO. The warrant exercise price is USD$0.05 per share for up to 2,000,000 shares of our common stock. The warrant expires in January 2011. The Warrant was exercised by Mardan Consulting, Inc. in June 2006. The warrant was issued pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form SB-1 filed on July 11, 2006 as amended on February 2, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2006, we engaged Moore & Associates as our independent auditor.  For the year ended December 31, 2006, we were billed by Moore & Associates aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled $7000 and zero in 2006 and 2005, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

•                  Audit-Related Fees:  Fees for audit-related services totaled approximately zero_in 2006 and 2005.  Audit-related services principally included accounting consultations.

•                  Tax Fees:  We did not engage Moore & Associates for any tax related services during 2006 or 2005.

•                  All Other Fees:  Fees for other services not included in the above were zero in both 2006 and 2005.

Audit Fees

During the year ended December 31, 2005, the aggregate fees billed or estimated to be billed to us for professional services rendered by our former auditors Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $8,600. No fees were billed during the year ended December 31, 2005 by our principle auditing firm of Moore & Associates.

Audit-Related Fees

During fiscal 2005, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Tax Fees.

During fiscal 2005, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

All Other Fees

During fiscal 2005, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2007.

KINDER TRAVEL, INC., a Delaware Corporation
By:
/s/ Daniel L. Baxter
Daniel L. Baxter Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with Kinder Travel, Inc. and on the dates indicated.

Signature	Position	Date
/s/ Daniel L. Baxter	Chief Executive Officer & Chief Financial Officer	May 27, 2007
Daniel L. Baxter

/s/ Dirk Holzhauer	Director	May 27, 2007
Dirk Holzhauer