Form 10QSB
period 2007-03-31
Kinder Travel, Inc.
filed 2007-06-15
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-135689
_____________________________________________________________

Kinder Travel, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4939361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20385 64th Avenue
Langley, British Columbia
(Address of principal executive offices including zip code)

(604) 514-1962
(Registrant’s telephone number, including area code)

CSC Services of Nevada, Inc., 502 E. John Street, Carson City, NV 89706
(Name and address of agent for service)

(775) 882-3072
(Telephone Number, including area code, of agent for service)

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 2,400,000 shares of common stock, $.001 par value per share, as of June 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

Kinder Travel, Inc.

PART I.
Item 1. FINANCIAL STATEMENTS

KINDER TRAVEL, INC.

BALANCE SHEET

March 31, 2007
(In Canadian Dollars)

UNAUDITED
ASSETS
Current Assets
Cash	$ 42,932
Accounts receivable	21,775
Prepaid expenses	0
Total current assets	64,707
Vehicles and Equipment, net of accumulated depreciation of $ 22,758	32,133
Website, net of accumulated depreciation of $ 1,185	5,923
Travel Agency Bond	15,000
$ 117,763
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	63,434
Customer prepayments	5,493
Shareholders’ loans	9,405
Demand loan payable	0
Current portion of long-term debt	990
Total current liabilities	79,322
Long-term Debt, net of current portion	21,213
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691
Additional paid-in capital	128,539
Retained earnings (deficit)	(114,002)
Total stockholders' equity (deficit)	17,228
$ 117,763

KINDER TRAVEL, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED

	2007	2006
Revenue	$ 58,601	$ 61,585
Expenses
Rent	458	1,593
General and administrative	56,430	84,404
Interest	536	459
	57,423	86,456
Net income (loss)	$ 1,177	$ (24,871)
Net income (loss) per common share (basic and
fully diluted)	$ 0.00	$ (0.06)
Weighted average number of common
shares outstanding	2,400,000	400,000

KINDER TRAVEL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period Ended March 31, 2007
(In Canadian Dollars)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2005	-	$ -	$ -	$ 3,703	$ 3,703
Issuance of warrants at fair value for compensation			20,000		20,000
Common stock issued	400,000	466	(466)	-	-
Common stock issued by execution of warrants	2,000,000	2,225	109,005		111,230
Net profit (loss)				(118,883)	(118,883)
Balances, December 31, 2006	2,400,000	$ 2,691	$ 128,539	$ (115,180)	$ 16,050
Net profit (loss)				1,177	1,177
Balances, March 31, 2007	2,400,000	$ 2,691	$ 128,539	$ (114,002)	$ 17,228

KINDER TRAVEL, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$ 1,177	$ (24,871)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation	3,140	3,488
Issuance of warrants for compensation	-	20,000
Changes in operating assets and liabilities
Accounts receivable	(10,433)	(5,292)
Prepaid expenses	-	(8,301)
Travel agency bond	-	-
Accounts payable and accrued expenses	15,126	6,307
Customer prepayments	-	62,200
Net cash flows from operating activities	9,011	53,531
Cash Flows from Investing Activity
Purchases of Equipment	-	(2,232)
Net cash flows from investing activities	-	(2,232)
Cash Flows from Financing Activities
Proceeds from shareholders’ loans	7,352	9,473
Payments on shareholders’ loans	-	-
Proceeds from demand loans	-	25,000
Payments on demand loans	-	-
Proceeds from long-term debt	-	-
Payments on long-term debt	(255)	(218)
Net cash flows from financing activities	7,097	34,255
Change in cash	16,108	85,554
Cash, beginning of the period	26,824	26,903
Cash, end of the period	$ 42,932	$ 112,458
Cash paid for interest expense	$ 536	$ 459
Cash paid for income taxes	$ -	$ -

KINDER TRAVEL INC.
NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
March 31, 2007

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2006.

Revenue Recognition

The Company has various methods by which it receives revenue. At present, most revenue is derived substantially from the following sources:

•	Supplier Based Commissions: The Company receives commissions based upon contractual arrangements with leading travel providers.
•	Consumer Service Fees: Upfront fee charged for each booking regardless of the type of travel.

The Company recognizes revenue as follows:

•	For service fees, when reservations are made and secured by a credit card or other form of payment;
•	For air travel, cruises and package tours, when reservations are made and secured by a credit card of other form of payment; and
•	For all travel such as hotel bookings and rental cars, when commissions are received from the travel supplier.

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. The shares issued in the conversion of the convertible note payable described in Note 2, were considered issued for the acquisition of KTT effective January 1, 2006.

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

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amounts were not material for the first three months of 2007.

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

New Accounting Pronouncements

There are no new accounting pronouncements expected to have a material effect on the Company's accounting policies or financial reporting.

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

Effective as of the date of the acquisition, the Company issued a convertible note payable to the shareholder of KTT in the amount of US $20,000 represents a conversion rate of 400,000 shares of the Company's common stock at US $0.05 per share. During March 2006, the note was converted into 400,000 shares. The Company has accounted for the issuance of shares in the conversion of the note as a recapitalization of the Company. No gain or loss has been recorded on the note conversion. The net assets of KTT have been included in the balance sheet at their book values. No intangible assets were recorded in this acquisition. No cash was paid in this transaction.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

We are not a “blank check company,” as we do not intend to participate in a reverse acquisition or merger transaction. A “blank check company” is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Our offices are located at 20385 64th Avenue Langley, B.C. Canada V2Y 1N5

Our Corporate History

In December 2005, Kinder Travel, Inc. (the “Company”, “we”, “our”, “us “, “Kinder Travel”, the “Registrant”, and like references) was formed as a Nevada corporation. Initial operations commenced under the name Kinder Travel & Tours (“KTT”), a sole proprietorship operating out of Surrey, British Columbia, in January 2005. In November 2005, KTT incorporated under the laws of the Province of British Columbia as Kinder Travel, Inc. (“KTBC”). Pursuant to the terms of an Asset Purchase Agreement (“Asset Purchase Agreement”) executed by and between the Company and KTBC, the Company acquired all assets and liabilities of KTBC in exchange for a convertible note for USD$20,000 (the “Note”). The Note was then distributed to KTBC’s only shareholder, Dirk Holzhauer, who subsequently converted the Note into 400,000 shares of common stock. The Asset Purchase Agreement closed on January 1, 2006 (the “Closing Date”).

Business Description

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

During the quarter ended March 31, 2007, the Company derived $ $38,593 and $ $155 in revenue through its agreement with Campus Crusade for Christ Canada and Alpha Canada respectively.

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

Employees

As of March 31, 2007, we employed we employed two (2) persons on a full time basis and three (3) individuals on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material during the quarter ended March 31, 2007.

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

Quarterly Developments

During the period ended March 31, 2007, specifically on February 2, 2007, our Form SB-1 was declared Effective by the SEC.

We have already filed our Form 211 with the NASD and will use our best efforts to secure a listing on the OTC BB as soon as possible.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. For a summary of our significant accounting policies (which have not changed from December 31, 2006), see our annual report on Form 10-KSB for the period ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to $58,601 for the three months ended March 31, 2007 compared to $61,585 for the three months ended March 31, 2006.

All revenues were derived from the sale of travel and travel related products.  Fluctuations in our revenues is primarily the result of the nature of the business model we operate. The Company can neither predict, assess nor prevent fluctuation.  We attempt to offer products and services at competitive prices.  Our travel products and services are aimed at those interested in purchasing Christian based, family vacations.  Because of the unpredictable nature of fluctuations, we do not attribute fluctuations to any particular item or event. Our business model is to respond to fluctuation with immediate change.  We do not account for or analyze the fluctuations as we do not believe it to be a prudent use of resources, given our business model.

OPERATING EXPENSES

Our total operating expenses for the three months ended March 31, 2007 were $57,423 compared to $86,456 for the same period in the prior year.  Expenses consisted primarily of general operating expenses and professional fees associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net income of $1,177 for the three months ended March 31, 2007 compared to a net loss of $24,871 for the same period in the prior year.  Our net income for the period ended March 31, 2007 is attributed to decreased accounting and legal expenses as compared to the same period during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 our cash balance was $42,932. This represents an improvement in our financial position since December 31, 2006 when we reported cash of $26,824.

Developments in early 2007, specifically our receiving a Notice of Effectiveness from the SEC, resulted in less expenses and increased cash on hand.

Cash flows from operating activities in 2007 through March 31 were positive $9,011 compared with $53,531 in 2006 through March 31. The major elements in the 2007 decrease for the period ended March 31 as compared to 2006 were no customer prepayments in 2007 as opposed to customer prepayments of $62,200 in 2006, we did not issue any of our common stock for cash in 2007 as opposed to receipt of $20,000 in 2006 for the issuance of warrants for compensation, and we had increased accounts receivable in 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations are as follows:

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

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s accounts receivable balances was $10,433 at March 31, 2007.
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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

During the quarter, the Company used an outside consulting firm to assist in the preparation of financial statements in accordance with US Generally Accepted Accounting Principles. This outside consulting firm also reviews account reconciliations and all equity transactions. Other than the described changes, no other Changes in internal controls over financial reporting occurred during the current period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 2, 2007, our Form SB-1, originally filed on July 11, 2006, was declared Effective by the SEC. We have subsequently submitted a Form 211 to the NASD, and will continue to use our best efforts to secure a listing on the OTC BB as soon as possible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 15, 2007	KINDER TRAVEL, INC. (Registrant) By: /s/ Daniel L. Baxter
Daniel L. Baxter Director, CEO and CFO