Form 10QSB
period 2007-06-30
Kinder Travel, Inc.
filed 2007-08-14
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 2,400,000 shares of common stock, $.001 par value per share, as of August 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2007

Kinder Travel, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS

KINDER TRAVEL, INC.

BALANCE SHEET

June 30, 2007
(In Canadian Dollars)
UNAUDITED
ASSETS
Current Assets
Cash	$ 31,286
Accounts receivable	17,259
Total current assets	48,545
Vehicles and Equipment, net of accumulated depreciation of $ 25,306	29,585
Website, net of accumulated depreciation of $ 1,777	5,331
Travel Agency Bond	15,000
$ 98,460
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	56,888
Customer prepayments	5,493
Shareholders’ loans	5,866
Current portion of long-term debt	1,010
Total current liabilities	69,255
Long-term Debt, net of current portion	20,953
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691
Additional paid-in capital	128,539
Retained earnings (deficit)	(122,978)
Total stockholders' equity (deficit)	8,252
$ 98,460

KINDER TRAVEL, INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	Three Months Ended Jun 30		Six Months Ended Jun 30
	2007	2006	2007	2006
Revenue	64,382	$ 96,113	$ 122,983	$ 157,698
Expenses
Rent	4,648	1,593	5,105	3,186
General and administrative	68,557	100,654	125,429	185,058
Interest	153	458	248	917
	73,358	102,705	130,782	189,161
Net income (loss)	$ (8,976)	$ (6,592)	$ (7,799)	$ (31,463)
Net income (loss) per common share (basic and
fully diluted)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.04)
Weighted average number of common
shares outstanding	2,400,000	1,066,667	2,400,000	733,333

KINDER TRAVEL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period Ended June 30, 2007
(In Canadian Dollars)

UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2005	-	$ -	$ -	$ 3,703	$ 3,703
Issuance of warrants at fair value for compensation			20,000		20,000
Common stock issued	400,000	466	(466)	-	-
Common stock issued by execution of warrants	2,000,000	2,225	109,005		111,230
Net profit (loss)				(118,883)	(118,883)
Balances, December 31, 2006	2,400,000	$ 2,691	$ 128,539	$ (115,180)	$ 16,050
Net profit (loss)				(7,799)	(4,665)
Balances, June 30, 2007	2,400,000	$ 2,691	$ 128,539	$ (122,978)	$ 8,252

KINDER TRAVEL, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006
(In Canadian Dollars)

UNAUDITED
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$ (7,799)	$ (31,463)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation	6,281	6,883
Issuance of warrants for compensation	-	20,000
Changes in operating assets and liabilities
Accounts receivable	(5,917)	(5,849)
Prepaid expenses	-	-
Travel agency bond	-	(15,000)
Accounts payable and accrued expenses	8,599	10,855
Customer prepayments	-	-
	1,164	(8,134)
Cash Flows from Investing Activity
Purchases of Equipment	-	(2,232)
Net cash flows from investing activities	-	(2,232)
Cash Flows from Financing Activities
Proceeds from existing warrants	-	111,230
Proceeds from shareholders’ loans	13,096	8,796
Payments on shareholders’ loans	(9,282)	(16,589)
Proceeds from demand loans	-	25,000
Payments on demand loans	-	(75,000)
Proceeds from long-term debt	-	-
Payments on long-term debt	(515)	(440)
	3,298	89,770
Change in cash	4,462	31,753
Cash, beginning of the period	26,824	-
Cash, end of the period	$ 31,286	$ 31,753
Cash paid for interest expense	$ 153	$ 224
Cash paid for income taxes	$ -	$ -

KINDER TRAVEL INC.
NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
June 30, 2007

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2006 and the unaudited interim financial statements for the three months ended March 31, 2007

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

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amounts were $ (76) for the first six months of 2007.

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

During the quarter ended June 30, 2007, the Company derived $25,024 and $104 in revenue through its agreement with Campus Crusade for Christ Canada and Alpha Canada respectively.

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

We originally planned to launch this aspect of our business plan in March 2007.  We have decided to focus on growing the personal travel services that we offer, and, in the future, launch a corporate travel website.  We have not decided on a specific time frame for implementation of corporate travel services.

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

Employees

As of June 30, 2007, we employed we employed two (2) persons on a full time basis and one (1) individual on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material during the quarter ended June 30, 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006 (UNAUDITED).

REVENUE

Our net revenue amounted to $64,382 for the three months ended June 30, 2007 compared to $96,113 for the three months ended June 30, 2006.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended June 30, 2007 were $73,358 compared to $102,705 for the same period in the prior year.  Expenses consisted primarily of general operating expenses and professional fees associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $8,976 for the three months ended June 30, 2007 compared to a net loss of $6,592 for the same period in the prior year.  Our net loss for the period ended June 30, 2007 is attributed to decreased accounting and legal expenses as compared to the same period during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 our cash balance was $31,286. This represents an improvement in our financial position since December 31, 2006 when we reported cash of $26,824.

Developments in early 2007, specifically our receiving a Notice of Effectiveness from the SEC, resulted in less expenses and increased cash on hand.

Cash flows from operating activities in 2007 through June 30 were positive $1,164 compared with a loss of $8,134 in 2006 through June 30. The major elements in the 2007 decrease for the six months ended June 30 as compared to 2006 were (1) no payment of a travel agency bond in 2007 as opposed to payment for such a bond in 2006 totaling $15,000 and (2) we did not issue any of our common stock for cash in 2007 as opposed to receipt of $20,000 in 2006 for the issuance of warrants for compensation.

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

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Develop infrastructure and Kinder Travel Cafes	Secure additional office space in various locations, office equipment and develop “specific” marketing materials and hiring additional employees	5 - 17 months	$100,000
Launch Marketing Phase	Kinder Travel marketing and informational videos designed to develop sales force	1 -6 months	$60,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	5 - 7 months	$40,000
Kinder Vacations Network Sales of 1000 per month	Aggressively market and advertise to generate interest in our home based travel agent network	6 - 18 months	$60,000
Travel as One Video	Create and film our religious travel video	4 – 7 months	$20,000

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

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s accounts receivable balance was $5,917 at June 30, 2007.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On July ___, 2007, we cleared our Form 211 filing with the NASD and were issued a symbol, KNDT.  Our securities are now quoted on the Over the Counter Bulletin Board.

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

(1)           June 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2007	KINDER TRAVEL, INC. (Registrant) By: /s/ Daniel L. Baxter
Daniel L. Baxter Director, CEO and CFO