Form 10KSB
period 2007-12-31
Kinder Travel, Inc.
filed 2008-04-14
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:   000-52703

KINDER TRAVEL, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	20-4939361
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2007: CDN $195,580.

Number of shares of the registrant’s common stock outstanding as of April 10, 2008 was: 2,400,000.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

All documents previously filed by Registrant.

Kinder Travel, Inc.

Forward-Looking Statements
PART I		Page
Item 1.	Description of Business	5
	The Company
	Our Strategy
	Sales and Marketing
	Competition
	License Agreements and Proprietary Rights
	Trademarks
	Government Regulation
	Employees
	Factors Affecting Our Business and Prospects
	Available Information
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	18
Item 6.	Management’s Discussion and Analysis or Plan of Operation	19
Item 7.	Financial Statements	25
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	36
Item 8A(T).	Controls and Procedures	36
Item 8B.	Other Information	36
PART III
Item 9.	Directors, Executive Officers and Corporate Governance	37
Item 10.	Executive Compensation	39
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 12.	Certain Relationships and Related Transactions	42
Item 13.	Exhibits	42
Item 14.	Principal Accountant Fees and Services	43

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

Our primary goal is to provide travel that promotes family values, at present through our store and in the future via our website. Our website consists of an on-line booking engine geared to providing Christian families with travel options that promote unity. A full-scale version of our web-site was launched in October 2006. We spent approximately CDN $20,000 to complete the design and launch of our website, and funded these expenses from our cash on hand.

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

Our Strategy

During 2007, we successfully completed several important milestones that we believe were fundamental to our being able to achieve growth from our business model and continued growth in our operations.

These milestones include becoming a fully reporting company with the Securities & Exchange Commission by and through the registration of our common stock on Form 8-A12G, and becoming listed for trading on the Over the Counter Bulletin Board under the symbol KNDT.

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

Family Life Cruises (presently available)

Learn and share, worship and praise while traveling along the Mexican Riviera.  Programs include Marriage Building and Parenting presented by powerful speaking couples.  Vacation Bible School and faith based daycare are provided onboard.  Our first cruise held in April 2007 was almost completely sold out and we are already making plans from the family cruise in mid 2008. This product is offered in participation with FamilyLife Canada online at www.familylifecruise.com.

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

Access to our web-based program may be subject to an annual fee of CDN $49 when you book your first online vacation.  We have not performed any market research to ascertain whether consumers would be willing to pay such a fee.  Although we have now launched our website, we have yet to determine if such a fee will be charged.

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

A monthly fee of CDN $100 is charged to our home-based travel agents, with a discount of CDN $15 per month for a two-year contractual commitment.  We intend to recruit sales agents for KVN through traditional forms of marketing and advertising.

We anticipate launching KVN during the next 6 to 12 months.

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

We have not obtained any professional estimates, but have allocated CDN $20,000 to the production of the Travel Video.  We have not hired any production company or actors.  In fact, we anticipate not hiring any such production company or actors and producing the Travel Video featuring the real life experiences of real people that have purchased and recommend our products.

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

Travel agents depend on computer reservation systems, referred to as electronic global distribution systems, or GDS, to access flight and other travel product availability and pricing, and to book air and other travel products. GDS may not be able to provide all the information and options that are available in the marketplace due to technical limitations of their legacy mainframe computer systems and their inherent computational limitations. As such, travel agents may not be able to provide consumers with the broadest array of available travel options. Travel agents who use GDS can also increase the overall distribution cost to both consumers and suppliers. For consumers, particularly business travelers, travel agencies typically charge a fee. Traditional consumer leisure travel fees are up to CDN $25 and corporate travel fees generally range from CDN $25 to CDN $50 per transaction. The GDS fees that are charged to suppliers as part of a typical travel agency booking also represent a substantial distribution expense for suppliers. A portion of these fees is typically shared with travel agents each time a booking is made using their systems.

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

In 2007, the Company derived CDN $ 80,478 and CDN $333 in revenue through its agreement with Campus Crusade for Christ Canada and Alpha Canada respectively.

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

Corporations may be charged a flat fee of CDN $100 per month will be charged for access, thereby providing complete access to our corporate services.  We have not performed any market research to ascertain whether corporations would be willing to pay such a fee.  As such, we have yet to determine if such a fee will be charged once this portion of our website is fully operational.

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

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority (“BPCPA”).  BPCPA required the Company to purchase a Guaranteed Investment Certificate (“GIC”) from a financial institution as a condition for licensing as a travel agency.  The financial institution then issued a letter of credit to the BPCPA.   The GIC accrues interest at 4% and matures on December 14, 2008.

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

Employees

As of December 31, 2007, we employed we employed three (3) persons on a full time basis and two (2) individuals on a part time basis.

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

Price Range of Our Common Stock

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on July 3, 2007.  Prior to that date, our common stock was not listed for trading. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from July 3, 2007 through December 31, 2007.

	Bid
	High	Low
2007 Fiscal Year
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.50

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

(b)           Holders. At December 31, 2007, there were 37 record holders of 2,400,000 shares of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2007, and subsequently through the date of this Report.

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

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Develop infrastructure and Kinder Travel Cafes	Secure additional office space in various locations, office equipment and develop “specific” marketing materials and hiring additional employees	4 - 8 months	CDN $100,000
Launch Marketing Phase	Kinder Travel marketing and informational videos designed to develop sales force	2 -6 months	CDN $60,000
Creation of Travel Marketing staff	Marketing head and staff to drive bookings up	2 - 4 months	CDN $40,000
Kinder Vacations Network Sales of 1000 per month	Aggressively market and advertise to generate interest in our home based travel agent network	4 - 8 months	CDN $60,000
Travel as One Video	Create and film our religious travel video	2 - 6 months	CDN $20,000

Our total expenditures over the next twelve months are anticipated to be approximately CDN $200,000.

All steps will be undertaken contemporaneously.

Our marketing effort will be directed at expanding our representative network through personal contact or seminars.

Cash Requirements

Our cash on hand as of December 31, 2007 is CDN $16,276. We have sufficient cash on hand to pay the costs of some of our goals as outlined above as projected to twelve (12) months or less and to fund our operations for that same period of time. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We hired several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2007 in order to fully implement our plans for growth.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding would have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. As of December 31, 2007, we had cash of approximately CDN $16,276, and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least CDN $300,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we may require and may need to seek additional financing to meet our planned expenditures.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 200 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.

Operating Revenues

During the year ended December 31, 2007, the Company’s sales totaled CDN $195,580 compared to CDN $232,227 for the year ended December 31, 2006.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were CDN $197,530 for the year ended December 31, 2007 compared to CDN $351,110 for the same period in the prior year. SG&A expenses decreased due to less professional fees related to becoming a public company traded on the Over the Counter Bulletin Board (“OTCBB”). Additionally, SG&A expenses included CDN $36,451 in management fees to our Secretary and Director, Dirk Holzhauer, for the year ended December 31, 2007 compared to CDN $40,830 for the year ended December 31, 2006.

Advertising costs were CDN$2,683 for the year ended December 31, 2007 compared to CDN$1,876 for the period ended December 31, 2006. This was primarily due to a decrease in spending on outside marketing contractors.

Net Income

Net loss (pre-income tax) was CDN $6,397 for the year ended December 31, 2007 compared to a net loss of CDN $118,883 for the year ended December 31, 2006, with the decrease largely due to decreased expenses associated with becoming a fully reporting public company.

We anticipate rapid growth from our online products and services now that our website is fully operational. However it is management’s belief that the long term growth potential of the Company is much higher from the volume of sales on the internet. This, in turn, will allow us to further reduce overhead costs and reinvest money into the full implementation of our plan.

Liquidity and Capital Resources

Our cash and cash equivalent balances were CDN$16,276 at December 31, 2007 compared to CDN$26,824 for the comparable period in the prior year.

Overview

Net cash from operating activities was negative CDN $16,055 at December 31, 2007, compared to negative CDN $53,125 at December 31, 2006. Management believes that the Company will continue to generate sufficient cash from its operating activities for the foreseeable future to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities

The Company has more current assets than current liabilities. Working capital (the difference between the Company’s current assets and current liabilities) was CDN $30,071 at December 31, 2007. Our net loss for the year, as adjusted for amortization and future income taxes, was CDN $6,397 for the fiscal year ended December 31, 2007.

Financing Activities

During the year ended December 31, 2007, we did not receive any proceeds from the issuance of common stock through financing activities.

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

Cancellation Policy

The cost of airfare portion of the Company's travel packages is non-refundable to customers. Other cancellation fees imposed by the relevant Travel Supplier(s) (for example, hotel cancellation penalties) must be paid by the customer when incurred. 100% of the travel package price is forfeited by the customer for cancellations not made before 24 hours prior to the departure date. No refunds are given to customers for unused or partially used package components. There were no customer cancellations in 2007.

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

In 2007 one customers accounted for 41.1 % of total revenue.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s accounts receivable balances was CDN $10,941 at December 31, 2007.

Goodwill

The Company did not attribute any value to goodwill for the year ended December 31, 2007.

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

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material for 2007 or 2006.

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

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kinder Travel Inc.

We have audited the accompanying balance sheet of Kinder Travel Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Travel Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 27, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

KINDER TRAVEL, INC.

BALANCE SHEET

December 31, 2007
(In Canadian Dollars)

ASSETS
Current Assets
Cash	$16,276
Accounts receivable, net of allowance for doubtful accounts	10,941
Prepaid expenses	4,464
Total current assets	31,680
Vehicles and Equipment, net of accumulated depreciation	24,488
Website, net of accumulated depreciation	4,146
Travel Agency Bond	15,000
$75,315
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	35,664
Shareholders’ loans	8,529
Current portion of long-term debt	1,050
Total current liabilities	45,244
Long-term Debt, net of current portion	20,418
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691
Additional paid-in capital	128,539
Retained earnings (deficit)	(121,576)
Total stockholders' equity (deficit)	9,654
$75,315

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006
(In Canadian Dollars)

	2007	2006
Revenue	$195,580	$232,227
Expenses
Management Fees	9,630	40,830
Rent	8,902	6,084
General and administrative	176,420	301,344
Interest	2,578	2,852
	197,530	351,110
Net Operating Income (Loss) before taxes	$(6,397)	$(118,883)
Income Tax Expense	-	-
Net Income (Loss)	$(6,397)	$(118,883)
Net income (loss) per common share (basic and
fully diluted)	$(0.00)	$(0.08)
Weighted average number of common
shares outstanding	2,400,000	1,566,667

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended December 31, 2007
(In Canadian Dollars)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2005	-	$-	$-	$3,703	$3,703
Issuance of warrants at fair value for compensation			20,000		20,000
Common stock issued	400,000	466	(466)	-	-
Common stock issued by execution of warrants	2,000,000	2,225	109,005		111,230
Net profit (loss)				(118,883)	(118,883)
Balances, December 31, 2006	2,400,000	2,691	$128,539	$(115,180)	$16,050
Net profit (loss)				(6,397)	(6,397)
Balances, December 31, 2007	2,400,000	2,691	$128,539	$(121,576)	$9,654

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006
(In Canadian Dollars)

	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(6,397)	$(118,883)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and Amortization	12,561	14,658
Issuance of warrants for compensation	-	20,000
Changes in operating assets and liabilities
Accounts receivable	401	(1,200)
Prepaid expenses	(4,464)	-
Travel agency bond	-	-
Accounts payable and accrued expenses	(12,664)	26,807
Customer prepayments	(5,493)	5,493
Net cash flows from operating activities	(16,055)	(53,125)
Cash Flows from Investing Activity
Purchases of Vehicles and Equipment	-	(2,232)
Website Development	-	(7,108)
Net cash flows from investing activities	-	(9,340)
Cash Flows from Financing Activities
Proceeds from existing warrants	-	111,230
Net proceeds (payments) from loans	5,505	(48,844)
Net cash flows from financing activities	5,505	62,386
Change in cash	(10,550)	(79)
Cash, beginning of the period	26,824	26,903
Cash, end of the period	$16,276	$26,824
Supplemental Information:
Cash paid for interest expense	$2,578	$2,852
Cash paid for income taxes	$-	$-
Non-Cash Activities	$12,561	$34,658

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(In Canadian Dollars)

Note 1 - The Company and Significant Accounting Policies

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

Accounts Receivable

Accounts receivable are recorded at their principal amounts and are generally unsecured. Management considers all amounts over 60 days to be past due. Periodically management reviews receivables and establishes an allowance for uncollectible accounts based on historical collection and current economic conditions. Receivables deemed uncollectible are written off against the allowance. Two customers accounted for 18.3% and 12.0% of the outstanding balance as of December 31, 2007.

The activity in the Accounts Receivable was as follows:

For Years Ended December 31	Gross Balance	Allowance for Doubtful Accounts	Net Balance
2005	11,407	1,265	10,142
2006	11,342	0	11,342
2007	13,644	2,703	10,941

The Allowance for Doubtful Accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balances.  They determined the allowance based upon known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows.

For Years Ended December 31	Balance Beginning of Year	Charged to costs and expenses	Write-offs and other	Balance End of Year
2005	0	1,265	0	1,265
2006	1,265	0	(1,265)	0
2007	0	2,703	0	2,703

Vehicles and Equipment

Vehicles and equipment with a life of more than one year and a cost in excess of $500 are capitalized and depreciated. Depreciation is computed using the declining balance method over the estimated useful lives of the assets. Vehicles and Equipment are depreciated at a rate of 30% and 20% per year respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising costs were $2,683 and $1,876 for 2007 and 2006 respectively.

Revenue Recognition

The Company has various methods by which they receive revenue. At present, most revenue is derived from the following sources:

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

In 2007, two customers accounted for 58.6.4% and $16.2% of total revenue.

Cancellation Policy

The cost of airfare portion of the Company's travel packages is non-refundable to customers. Other cancellation fees imposed by the relevant Travel Supplier(s) (for example, hotel cancellation penalties) must be paid by the customer when incurred. 100% of the travel package price is forfeited by the customer for cancellations not made before 24 hours prior to the departure date. No refunds are given to customers for unused or partially used package components. There were no customer cancellations in 2007.

Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. As of December 31, 2007, the loss per share was approximately $0.00.

Website Development Costs

The Company's website was launched in 2006 and website development costs were accounted for in accordance with Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs," with applicable guidance from AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized, on a straight-line basis over the estimated useful life, if management believes such costs are significant. Maintenance and enhancement costs will be expensed as incurred unless such costs relate to substantial upgrades and enhancements to the website that result in added functionality, in which case the costs will be capitalized and amortized on a straight-line basis over the estimated useful life, if management believes such costs are significant.  There were no capitalizable costs incurred in 2007.

Reporting Currency

All of the Company's operations are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations. The net loss (gain) to the company of these foreign exchange transactions in 2007 was $ (753).

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

Note 2 - Acquisition

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

The assets acquired and liabilities assumed of KTT are as follows:

Cash	$26,903
Accounts receivable, net	10,142
Vehicles and equipment, net	46,515
Travel agency bond	15,000
Accounts payable and accrued expenses	(21,521)
Demand loan payable	(50,000)
Long-term debt	(23,346)
Retained earnings	(3,703)
$-

Note 3 - Long-Term Debt

The Company has a note payable to a bank. The note is secured by a vehicle, bears interest at 7.89% per year and requires monthly payments of $226 until June 2, 2010, at which time all remaining principal is due in full.

Annual principal payments for the years ending December 31 are required as follows:

2008	1,050
2009	1,136
2010	19,282
$ 21,468

Note 4 - Warrants

In June 2006, Mardan Consulting Inc., a corporation owned by the Company's CEO, Daniel L. Baxter, exercised its right to purchase 2,000,000 shares of common stock under the terms of a Common Stock Purchase Warrant issued in January 2006. This brought the total number of shares outstanding to 2,400,000.

Note 5 - Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized with a $0.001 par value but no shares are issued.  This class of stock is the type where the rights of the stock will be established at the time of its issuance.

Note 6 - Income Taxes

The Company is liable for US Federal taxes.  As of December 31, 2007, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $122,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $41,000.  The Company has provided a valuation allowance against the deferred tax asset.  The change in the valuation allowance between 2006 and 2007 was an increase of $2,000.

Note 7 - Uncertainty as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8 - Subsequent events

There were no subsequent events expected to have a material effect on the Company's accounting policies or financial reporting.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A(T).  Controls and Procedures

(1)    Evaluation of Disclosure Controls and Procedures.     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(2)    Management’s Annual Report on Internal Control over Financial Reporting.     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

(3)    Changes in Internal Controls.     During the period ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer is as follows:

NAME	AGE	POSITION(S)	DIRECTOR/OFFICER SINCE

Daniel L. Baxter	45	President, CEO, CFO & Director	January 1, 2006
Dirk Holzhauer	40	Secretary, Director & Treasurer	January 1, 2006

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

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

DANIEL L. BAXTER

Daniel Baxter, age 45, is a Professional Engineer registered in the Province of British Columbia. Since 1993, Mr. Baxter has been providing management consulting services to a number of local businesses, primarily in the area of corporate finance, through his company, Mardan Consulting Inc.

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

In 2006, Mr. Baxter became our President, CEO and CFO.

DIRK HOLZHAUER

Dirk Holzhauer, age 40, was the original founder of Kinder Travel, Inc. Since 1989 he has worked in the travel services sector of various German travel agencies and tour operators, leading branches of DER in Cologne and Frankfurt. From 1999 to 2001, Mr. Holzhauer worked as a travel agent for Uniglobe Advance Travel in Vancouver, BC. Between 2001 and 2004, Mr. Holzhauer was employed as a travel agent at Yaletown Travel Inc., also located in Vancouver, BC. Mr. Holzhauer immigrated to Canada in 1996 and established himself as travel agent in the local retail sector.

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

Significant Employees

As of December 31, 2007, we employed three persons on a full-time basis and two persons on a part-time basis.

Subsequent to year end, we employed three (3) persons on a full time basis and two (2) individuals on a part time basis.

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

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Daniel L. Baxter, CEO & CFO	2007	$—	$—	—	—	—	—	—	$—
	2006	$—	$—	—	—	—	—	—	$—
Dirk Holzhauer, Secretary	2007	$36,451	$—	—	—	—	—	—	$36,451
	2006	$40,830	$—	—	—	—	—	—	$40,830

(1) This represents management fees paid during 2006 & 2007 to Dirk Holzhauer.

There were no stock options granted or exercised by the named executive directors in 2007.

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

There were no stock based awards under a Stock Incentive Plan in 2007 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

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

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of December 31, 2007.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2007, by:

•	each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	each director;
•	each of our chief executive officer and our other two most highly compensated executive officers; and
•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 2,400,000 shares outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o Kinder Travel, Inc.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Mardan Consulting, Inc. (1)	279,784	12%

Dirk Holzhauer	400,000	17%

Global Developments, Inc.	626,000	26%

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

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form SB-1 filed on July 11, 2006 as amended on February 2, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2007, we engaged Moore & Associates as our independent auditor.  For the year ended December 31, 2007, we were billed by Moore & Associates aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled USD$7,000 and zero in 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

• Audit-Related Fees: Fees for audit-related services totaled zero in 2007 and 2006. Audit-related services principally included accounting consultations.

• Tax Fees: We did not engage Moore & Associates for any tax related services during 2007 or 2006.

• All Other Fees: Fees for other services not included in the above were zero in both 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 2008.

KINDER TRAVEL, INC.
By:
/s/ Daniel L. Baxter
Daniel L. Baxter Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities with Kinder Travel, Inc. and on the dates indicated.

Signature	Position	Date
/s/ Daniel L. Baxter	Chief Executive Officer & Chief Financial Officer	April 10, 2008
Daniel L. Baxter

/s/ Dirk Holzhauer	Director	April 10, 2008
Dirk Holzhauer