Form 10-Q
period 2008-03-31
Kinder Travel, Inc.
filed 2008-05-12
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52703
_____________________________________________________________

Kinder Travel, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4939361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20385 64th Avenue
Langley, British Columbia
 (Address of principal executive offices including zip code)

(604) 514-1962
(Registrant's telephone number, including area code)

CSC Services of Nevada, Inc., 502 E. John Street, Carson City, NV 89706
 (Name and address of agent for service)

(775) 882-3072
(Telephone Number, including area code, of agent for service)

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 2,400,000 shares of common stock outstanding as of May 8, 2008.

Quarterly Report on FORM 10-Q For The Period Ended
March 31, 2008

Kinder Travel, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS
KINDER TRAVEL, INC.

BALANCE SHEETS

 (In Canadian Dollars)
UNAUDITED
ASSETS	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2008
Current Assets
Cash	$26,047	$16,276
Accounts receivable, net of allowance for doubtful accounts	16,594	10,941
Deposits with Suppliers	9,008	4,464
Total current assets	51,648	31,680
Vehicles and Equipment, net of accumulated depreciation	22,694	24,488
Website, net of accumulated depreciation	3,554	4,146
Travel Agency Bond	15,000	15,000
	$92,897	$75,315
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	45,580	35,664
Shareholders’ loans	14,235	8,529
Current portion of long-term debt	1,070	1025
Total current liabilities	60,885	45,244
Long-term Debt, net of current portion	20,153	20,418
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding		-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691	2,691
Additional paid-in capital	128,539	128,539
Retained earnings (deficit)	(119,370)	(121,576)
Total stockholders' equity (deficit)	11,859	9,654
	$92,897	$75,315

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007
(In Canadian Dollars)
UNAUDITED

	2008	2007
Revenue	$71,545	$58,601
Cost of Sales	14,701	13,173
Net Revenue	56,845	45,428
Expenses
General and administrative	31,406	18,786
Payroll Expenses	24,911	23,135
Professional Fees	7,322	2,329
	54,639	44,251
Net Operating Income (Loss) before taxes	$2,206	$1,177
Provision for Income Tax	-	-
Net Income (Loss)	$2,206	$1,177
Net income (loss) per common share (basic and
fully diluted)	$0.00	$0.00
Weighted average number of common
shares outstanding	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2008
(In Canadian Dollars)
UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2005	-	$-	$-	$3,703	$3,703
Issuance of warrants at fair value for compensation			20,000		20,000
Common stock issued	400,000	466	(466)	-	-
Common stock issued by execution of warrants	2,000,000	2,225	109,005		111,230
Net profit (loss)				(118,883)	(118,883)
Balances, December 31, 2006	2,400,000	2,691	128,539	(115,180)	16,050
Net profit (loss)				(6,397)	(6,397)
Balances, December 31, 2007	2,400,000	2,691	128,539	(121,576)	9,654
Net profit (loss)				2,206	2,206
Balances, March 31, 2008	2,400,000	$2,691	$128,539	$(119,370)	$11,859

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007
(In Canadian Dollars)
UNAUDITED

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$2,206	$1,177
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and Amortization	2,387	3,140
Changes in operating assets and liabilities
Accounts receivable	(5,653)	(10,433)
Deposits with Suppliers	(4,543)	-
Accounts payable and accrued expenses	9,620	15,126
Net cash flows from operating activities	4,016	9,011
INVESTING ACTIVITIES
Purchases of Vehicles and Equipment	-	-
Net cash flows from investing activities	-	-
FINANCING ACTIVITIES
Net proceeds (payments) from loans	5,706	7,097
Net cash flows from financing activities	5,706	7,097
Change in cash	9,722	16,108
Cash, beginning of the period	16,275	26,824
Cash, end of the period	$26,047	$42,932
Supplemental Information:
Cash paid for interest expense	$748	$536
Cash paid for income taxes	$-	$-
Non-Cash Activities	$2,387	$3,140

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL INC.
NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
March 31, 2008

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-QSB, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2007.

Revenue Recognition

The Company has various methods by which it receives revenue.  At present, most revenue is derived substantially from the following sources:

●	Supplier Based Commissions: The Company receives commissions based upon contractual arrangements with leading travel providers.
●	Consumer Service Fees: Upfront fee charged for each booking regardless of the type of travel.

The Company recognizes revenue as follows:

●	For service fees, when reservations are made and secured by a credit card or other form of payment;
●	For air travel, cruises and package tours, when reservations are made and secured by a credit card of other form of payment; and
●	For all travel such as hotel bookings and rental cars, when commissions are received from the travel supplier.

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

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations, which amounts were $ (206) and $ 0 for the first three months of 2008 and 2007 respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies,' and have not changed significantly.

In addition, certain statements made in this report may constitute "forward-looking statements'. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

The technology, infrastructure and operations of Kinder Travel provide consumers with a groundbreaking approach to online travel in a "family" environment aimed at providing affordable opportunities for memories that last a lifetime.

The objective for Kinder Travel is to promote family travel. We believe that traveling plays a vital role in the education of children and adults alike, while playing a pivotal role in "building childhood memories" and reaffirming or creating bonds between the traveling family members. Kinder Travel offers a range of travel and tour products that are suited and composed specifically for Christian families.

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

In fact, the Company will be conducting business under the trade name "Envoy Travel" rather than Kinder Travel.  The Company has decided to transact business under the name "Envoy Travel" primarily for marketing purposes as the word "kinder" means "child" in German and is too restrictive to promote the type of travel which is offered by the Company.

Kinder Travel is a boutique travel agency with a wide range of travel services available to their existing, well-established, client base. However by targeting a unique market segment that has been largely ignored, the family, the Company is well positioned for moderate growth and profitability.

Strategically placed advertising with family oriented newspapers and radio stations may generate the name recognition and the interest necessary for consumers to contact "the family travel specialists" either on the web or by email or phone.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Our offices are located at 20385 64th Avenue Langley, B.C. Canada V2Y 1N5

Our Corporate History

In December 2005, Kinder Travel, Inc. (the "Company", "we", "our", "us", "Kinder Travel", the "Registrant", and like references) was formed as a Nevada corporation.  Initial operations commenced under the name Kinder Travel & Tours ("KTT"), a sole proprietorship operating out of Surrey, British Columbia, in January 2005.  In November 2005, KTT incorporated under the laws of the Province of British Columbia as Kinder Travel, Inc. ("KTBC").  Pursuant to the terms of an Asset Purchase Agreement ("Asset Purchase Agreement") executed by and between the Company and KTBC, the Company acquired all assets and liabilities of KTBC in exchange for a convertible note for USD$20,000 (the "Note").  The Note was then distributed to KTBC's only shareholder, Dirk Holzhauer, who subsequently converted the Note into 400,000 shares of common stock.  The Asset Purchase Agreement closed on January 1, 2006 (the "Closing Date").

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

The following is a representative sample of the kind of travel packages currently available to families, and those that we expect to offer sometime in the future:

Family Vacations (presently available)

Transat A.T. Inc. ("Transat") Holidays, the leading package vacation operator for Western Canada, is offering many, family oriented and specially priced all inclusive resorts in the charter market. Kinder Travel anticipates that it will soon be featuring these products by Transat Holidays and aims to become Western Canada's largest seller of Transat Holidays for families. With Kinder Travel the customer gets more information about resorts and the added benefits and perks that will be unique to booking with Kinder Travel.

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

The Company will promote high-end family safaris.

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

Kinder Vacations Network ("KVN")

Utilizing our web-based program, we aim to create the Kinder Vacations Network ("KVN"), which will focus on developing home-based travel agencies offering our travel products and services.  These home-based agencies will have access to our booking system, and will receive 80% of our commission for products and services that they sell.

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

We anticipate launching KVN in 18 months.

Website Advertising

Website advertising will consist of banner ads from major vendors on the www.myenvoytravel.com website and customized ad placement for our home-based travel agents when consumers simply enter their postal code.  This opportunity will allow our home based travel agents the ability to increase their revenue with advertising space that is included in their monthly fee.

Dream Away

The consumer Dream Away, serviced directly from our www.myenvoytravel.com Internet site, allows consumers to create a "wish list" of destinations, which automatically results in the email distribution of all travel specials for those locations.  Additionally, this feature enables consumers to create and store a digital travel log where they are able to store photographs, create a slide show presentation with music and much, much more.  The Dream Away feature also provides consumers with location specific tourist information, packing tips and toll-free numbers for all pertinent hotel, car and airline suppliers.

Kinder Travel Cafes

It is our goal to open Kinder Travel Cafes that will feature free access to our www.myenvoytravel.com website, bible study, and religious and travel seminars as well as typical cafe services.  Additionally, our Kinder Travel Cafes include the following: a comfortable place to sit and read, travel books from the around the world, luggage for sale, travel related merchandise, and trained representatives to assist in booking one of our travel products.

With our primary travel agency now operating, we intend on launching our first Travel Cafe in 12 months.  However, hurdles for launching our Cafes include increasing our revenues, having the necessary funds or ability to raise additional capital, and sufficient interest in our products.  We may be forced to reconsider our plans to open Kinder Travel Cafes if we cannot overcome some or all of these hurdles.

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

Industry Background

The Travel Industry

According to market research conducted by PhoCusWright, ("PhoCusWright"); a leading independent, travel, tourism and hospitality research firm specializing in consumer, business, and competitive intelligence; 2004-2006 estimates indicate that while total travel industry growth rates will increase slightly each year, the online share of that market will continue to rise. PhoCusWright projects that more than one-third of all U.S. travel will be booked online by leisure and unmanaged business travel sites in 2006, up from 15% in 2002 and 20% in 2003.

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

Competitive Advantage

The following attributes will give our Company a competitive advantage over other participants in the travel industry:

Target Audience

Our target audience is every consumer interested in travel, with an emphasis on those of the Christian Faith and families seeking to create those "once in a lifetime" memories.  If you are an Internet booker and/or a vacation shopper, even a business client, you will receive the most comprehensive and cost effective travel options focused on promoting family unity.  The support that we receive from our suppliers and the commission based incentives that we offer to home based agents in our Kinder Vacations Network will assist in the growth of our Company.

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

User friendly, innovative approach to travel

In order to keep consumers happy, you have to be able to service their needs.  We take great pride in always being just a phone call away.  That is the reason that some have come to refer to us as the "Christian Travel Company."

Technology Services

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

Use Kinder Vacations Network to increase sales in all sectors

While online sale of vacation travel is likely to be a primary revenue generating source, we believe that our kinder Vacations Network will drive the sales of all travel related purchases as consumers will have access to one of our local representatives.  We have launched several key initiatives to take advantage of this opportunity:

●	Improve purchase efficiency through effective marketing techniques;

●	Improve travel offerings;

●	Home-based travel agents;

●	Launch of our dynamic Travel Video;

●	Low cost travel, with the consumer receiving a portion of our commission; and

●	Strong Customer Retention.

We offer consumers what we believe to be the broadest selection of family oriented travel options.  As generally evident from the family oriented travel chart on our web site, we offer the largest selection of low fares generally available to the public and a wide array of competitive rates on other travel products. By and through the Kinder Vacations Network, we expect to generate a high degree of customer loyalty that will result in high customer retention rates. Key initiatives to promote higher customer retention include:

●	Continue to maintain strong supplier relationships to ensure competitive rates on commission based travel;

●	Develop our technology to deliver a customer friendly website, providing the option to become a home-based travel agent;

●	Invest in technologies and marketing strategies that will improve our ability to target our customers;

●	Continue to develop our customer care capabilities to make travel more convenient for our customers;

●	Capitalize on innovative travel platform;

●	We will continue to capitalize on our strength in developing technological and marketing enhancements that benefit both our travel suppliers and customers;

●	Feature certain vendors on our site that pay us higher commission structures and greater family oriented travel opportunities for our consumers; and

●	Direct Relationships with Major Travel Suppliers.

Expand our Customer Base

Our goal is to increase our customer base by acquiring new customers in a cost-effective manner and increasing our market share in the rapidly growing online travel industry. We intend to achieve this objective by:

●	Emphasizing performance-based online advertising and other targeted marketing strategies;

●	Cost-effectively building our brand through traditional broadcast and print channels;

●	Generating increased transactions by using direct mail recognition programs and encouraging infrequent bookers to purchase more travel from us using supplier incentives; and

●	Offering web-based corporate travel.

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

In 2005, the Company signed a revenue sharing agreement with Power to Change Ministries (formerly Campus Crusade For Christ Canada) ("PTC"), giving it exclusive rights to all travel bookings in Canada. As part of this agreement, Kinder Travel set up an office within the PTC head office and employs a full-time agent to service their travel needs.

Kinder Travel also secured the travel business of Alpha Canada, an organization which works with local churches across Canada offering a 10 week, thought-provoking course which explores the Christian faith in a relaxed, non-threatening environment.

The Company has a formal written agreement with PTC. There is no written agreement with Alpha Canada.

Our Agreement with PTC provides that PTC will act as an independent contractor for the Company, selling and promoting the Company's services.  PTC, per the Agreement, is entitled to receive 35% of the commissions and service fees generated for each of the services sold as long as they maintain certain revenue levels.  The Company will provide administrative support to PTC on an as needed basis.  The Agreement shall continue until terminated by either party upon 30 days written notice.

During the quarter ended March 31, 2008, the Company derived $ 23,239 and $ 0 in revenue through its agreement with PTC and Alpha Canada respectively.

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

Customer Services

In addition to allowing travelers to book travel transactions, we also provide a broad array of useful information and services designed to optimize the consumer's www.myenvoytravel.com experience.

We take the Christian approach to the travel industry.  No matter what the question or concern, our travel agents are standing by to assist you with all of your travel related questions.  Additionally, our website is packed full of useful information that makes travel planning fun, educational and religious.  Our search engine is very unique, providing resources not offered by other companies.  If you are tired of wasting time doing travel research and still don't know in which direction to go, then visit us on the internet by typing www.myenvoytravel.com.

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

Corporate Travel

It is our intent to launch www.myenvoytravel.com/corporate, to tailor to the ever growing demand for corporate travel solutions that provide lower transaction costs, lower average ticket price, high degree of price transparency, access to a wide choice of low fares, and a superior, automation-enhanced service experience. The Company's business site will offer companies the same functionality and ease of use that we offer for leisure bookings, while adding functionality and service features that address the needs of both business travelers and the corporate travel managers who administer corporate travel policies.

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

Hardware

Our focus on reducing costs per transaction keeps us focused on the efficiency of our hardware. We make extensive use of commodity hardware, which allows for flexibility and processing power capable of handling large amounts of traffic and data at low unit costs. In addition, we have built monitoring and automation tools to help us monitor, detect and fix problems in our hardware and software.  This results in little downtime for maintenance and upgrades, while helping to keep costs of operating and maintaining the machines low despite increases in the number of machines.  Our system's hardware and network architecture are designed to avoid single points of failure.

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

Competitors

We operate in a highly competitive market and we may not be able to compete effectively. The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

●	InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency,

●	Hotels.com, a representative of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products and Ticketmaster and

●	Citysearch, both of which offer destination information and tickets to attractions;

●
Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS (or "global distribution system");

●
Orbitz, Inc., an online travel company that enables travelers to search for and purchase a broad array of travel products, including airline tickets, lodging, rental cars, cruises and vacation packages;

●
Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online representative of hotel rooms; Howard Johnson, Ramada Inns and other hotel franchisors; Avis and Budget car rental companies;

●	Travelport, a provider of online corporate travel services and other travel-related brands;

●	Expedia, Lowestfare.com and Priceline.com are our primary competitors in the referral marketing business;

●	Other consolidators and wholesalers of airline tickets, lodging and other travel products, including Priceline.com and Travelweb; and

●	Other local, regional, national and international traditional travel agencies servicing leisure and business travelers.

We are a relatively small player in this market. These competitors are in general larger, have greater financial and personnel resources and have achieved greater market penetration than we have.

Based solely upon management's knowledge of and experience in the industry and not upon any research or other verifying data from independent third parties, our agents are quoted the same rates from travel service providers as other travel agents and agencies.

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

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority ("BPCPA").  BPCPA required the Company to purchase a Guaranteed Investment Certificate ("GIC") from a financial institution as a condition for licensing as a travel agency.  The financial institution then issued a letter of credit to the BPCPA.   The GIC matures on December 14, 2008.

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

Employees

As of March 31, 2008, we employed we employed two (3) persons on a full time basis and two (2) individual on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "General and Administrative expenses" in the statement of operations, which amounts were not material during the quarter ended March 31, 2008.

The Department of Corporation Finance in its advisory letter titled International Financial Reporting and Disclosure Issues, dated May 1, 2001 has stated, "Regulation S-X presumes that a US-incorporated registrant will present its financial statements in US dollars. In rare instances, the staff has not objected to the use of a different reporting currency. Those instances have been limited to situations where the US-incorporated registrant had little or no assets and operations in the US, substantially all the operations were conducted in a single functional currency other than the US dollar, and the reporting currency selected was the same as the functional currency. In these circumstances, reporting in the foreign currency would produce little or no foreign currency translation effects under FASB Statement No. 52."

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

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. For a summary of our significant accounting policies (which have not changed from December 31, 2006), see our annual report on Form 10-KSB for the period ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED).

REVENUE

Our gross revenue amounted to $71,545 for the three months ended March 31, 2008 compared to $58,601 for the three months ended March 31, 2007.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended March 31, 2008 were $54,639 compared to $44,251 for the same period in the prior year.  Expenses consisted general operating expenses, payroll, and professional fees.

NET PROFIT

As a result of the foregoing, we had a net profit of $2,206 for the three months ended March 31, 2008 compared to a net profit of $1,177 for the same period in the prior year.  Our net profit for the period ended March 31, 2008 is attributed to increased revenues as compared to the same period during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 our cash balance was $26,047. This represents an improvement in our financial position since December 31, 2007 when we reported cash of $16,276.

Cash flows from operating and financing activities in 2008 through March 31 were positive $9,722 compared to an increase of $16,108 in 2007 through March 31. The major difference in the 2008 cash flows for the three months ended March 31 as compared to 2007 were (1) payment of a deposit for a group cruise package and (2) we had a slightly lower infusion of cash from shareholders' loans than in 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Plan Of Operations for the Next 12 Months

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations.  Primarily, we will focus on generating revenue from our website. Continuing operations will always focus on ways to increase our marketing sales force. We may require up to $310,000 in additional financing to expand our operations as outlined in the table below, subject to our cash on hand and actual revenues.

Goal	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Develop infrastructure and Kinder Travel Cafes	Secure additional space within existing building and seek design and construction proposals.	12 months	$100,000
Acquire Existing Travel Business	Direct mail campaign to local travel agencies	6 months	$200,000
Website enhancements ("Dream Away" Program)	Source improved booking engine. Create "My Preferences" section and registration section to opt-in for regular email promotions	3 months	$10,000

Our total expenditures over the next twelve months are anticipated to be approximately $310,000.

All steps will be undertaken contemporaneously.

Our marketing efforts will be directed at expanding our representative network through personal contact or seminars.

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

The Company has various methods by which they receive revenue. At present, most revenue is derived substantially from the following sources:

●	Supplier Based Commissions: The Company receives commissions based upon contractual arrangements with leading travel providers.
●	Consumer Service Fees: Upfront fees charged for each booking regardless of the type of travel.

Revenue is recognized as follows for the services discussed above:

●	for service fees, when reservations are made and secured by a credit card or other form of payment;
●	for air travel, cruises and package tours, when reservations are made and secured by a credit card or other form of payment; and
●	for all travel such as hotel bookings and rental cars, when commissions are received from the travel supplier.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company's accounts receivable balance was $16,594 at March 31, 2008.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

ITEM 4(T). CONTROLS AND PROCEDURES

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

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

There were no reports on Form 8-K filed during the period ended March 31, 2008, and there have been no such reports filed since March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER TRAVEL, INC. (Registrant)

Date: May 8, 2008	By:	/s/ Daniel L. Baxter
Name: Daniel L. Baxter
Title: Director, CEO and CFO