Form 10-Q/A
period 2008-03-31
Kinder Travel, Inc.
filed 2008-05-12
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q/A

Amendment No. 1
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

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 2,400,000 shares of common stock outstanding as of May 8, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2008, is being filed to correct a typographical error in the column header of the Balance Sheet. This amendment to the Quarterly Report does not alter or affect any other part or any other information originally set forth in the Quarterly Report.

Quarterly Report on FORM 10-Q For The Period Ended
March 31, 2008

Kinder Travel, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS
KINDER TRAVEL, INC.

BALANCE SHEETS

 (In Canadian Dollars)
UNAUDITED
ASSETS	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
Current Assets
Cash	$26,047	$16,276
Accounts receivable, net of allowance for doubtful accounts	16,594	10,941
Deposits with Suppliers	9,008	4,464
Total current assets	51,648	31,680
Vehicles and Equipment, net of accumulated depreciation	22,694	24,488
Website, net of accumulated depreciation	3,554	4,146
Travel Agency Bond	15,000	15,000
	$92,897	$75,315
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	45,580	35,664
Shareholders’ loans	14,235	8,529
Current portion of long-term debt	1,070	1025
Total current liabilities	60,885	45,244
Long-term Debt, net of current portion	20,153	20,418
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding		-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691	2,691
Additional paid-in capital	128,539	128,539
Retained earnings (deficit)	(119,370)	(121,576)
Total stockholders' equity (deficit)	11,859	9,654
	$92,897	$75,315

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