Form 10-Q
period 2008-06-30
Kinder Travel, Inc.
filed 2008-08-14
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The registrant has 2,400,000 shares of common stock outstanding as of August 11, 2008.

Quarterly Report on FORM 10-Q For The Period Ended
June 30, 2008

Kinder Travel, Inc.

PART I.

Item 1.  FINANCIAL STATEMENTS

KINDER TRAVEL, INC.

BALANCE SHEETS
(In Canadian Dollars)
UNAUDITED

ASSETS	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
Current Assets
Cash	$14,281	$16,276
Accounts receivable, net of allowance for doubtful accounts	29,954	10,941
Deposits with Suppliers	1,783	4,464
Total current assets	46,017	31,680
Vehicles and Equipment, net of accumulated depreciation	20,900	24,488
Website, net of accumulated depreciation	2,961	4,146
Travel Agency Bond	15,000	15,000
	$84,879	$75,315
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	37,545	35,664
Shareholders’ loans	18,119	8,529
Current portion of long-term debt	1,091	1050
Total current liabilities	56,755	45,244
Long-term Debt, net of current portion	19,882	20,418
Stockholders' Equity (Deficit)
Preferred stock, USD $.001 par value; 10,000,000
shares authorized; no shares issued or outstanding	-
Common stock, USD $.001 par value; 65,000,000 shares authorized;
Issued: 2,400,000 shares	2,691	2,691
Additional paid-in capital	128,539	128,539
Retained earnings (deficit)	(122,989)	(121,576)
Total stockholders' equity (deficit)	8,241	9,654
	$84,879	$75,315

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2008 and 2007
(In Canadian Dollars)
UNAUDITED

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue	50,413	46,085	107,258	91,513
Cost of Sales	17,447	9,716	32,148	22,889
Net Revenue	50,413	46,085	107,258	91,513
Expenses
General and administrative	25,774	27,809	43,077	45,461
Payroll Expenses	22,611	33,107	47,522	56,242
Professional Fees	528	3,855	7,850	6,184
Travel Expenses	5,118	487	10,221	1,621
	54,031	65,258	108,670	109,508
Net Operating Income (Loss) before taxes	(3,618)	(19,173)	(1,412)	(17,996)
Provision for Income Tax	-	-	-	-
Net Income (Loss)	(3,618)	(19,173)	(1,412)	(17,996)

Net income (loss) per common share (basic and fully diluted)	$0.00	$0.00	$0.00	$0.00
Weighted average number of common
shares outstanding	2,400,000	2,400,000	2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period ended June 30, 2008
(In Canadian Dollars)
UNAUDITED
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2005	-	$-	$-	$3,703	$3,703
Issuance of warrants at fair value for compensation			20,000		20,000
Common stock issued	400,000	466	(466)	-	-
Common stock issued by execution of warrants	2,000,000	2,225	109,005		111,230
Net profit (loss)				(118,883)	(118,883)
Balances, December 31, 2006	2,400,000	2,691	128,539	(115,180)	16,050
Net profit (loss)				(6,397)	(6,397)
Balances, December 31, 2007	2,400,000	2,691	128,539	(121,576)	9,654
Net profit (loss)				2,206	2,206
Balances, March 31, 2008	2,400,000	2,691	128,539	(119,370)	11,859
Net profit (loss)				(3,618)	(3,618)
Balances, June 30, 2008	2,400,000	2,691	$128,539	$(121,989)	$8,241

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007
(In Canadian Dollars)
UNAUDITED

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(1,412)	$(17,996)
Adjustments to reconcile net income (loss) to net
cash flows from operating activities
Depreciation and Amortization	4,773	6,281
Changes in operating assets and liabilities
Accounts receivable	(19,013)	(6,931)
Deposits with Suppliers	2,682	-
Accounts payable and accrued expenses	1,880	14,566
Net cash flows from operating activities	(11,090)	(4,080)
INVESTING ACTIVITIES
Purchases of Vehicles and Equipment	-	-
Net cash flows from investing activities	-	-
FINANCING ACTIVITIES
Net proceeds (payments) from loans	9,096	3,338
Net cash flows from financing activities	9,096	3,338
Change in cash	(1,995)	(743)
Cash, beginning of the period	16,275	26,824
Cash, end of the period	$14,281	$26,081
Supplemental Information:
Cash paid for interest expense	$1,175	$877
Cash paid for income taxes	$-	$-
Non-Cash Activities	$4,773	$6,281
Depreciation and Amortization

The accompanying notes are an integral part of these financial statements.

KINDER TRAVEL INC.

NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
June 30, 2008

Note 1.  The Company and Significant Accounting Policies

The Company

During the quarter ended June 30, 2008

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

Reporting Currency

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "general and administrative expenses" in the statement of operations. The losses(gains) were $ 411 and $ (76) for the first six  months of 2008 and 2007 respectively.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6.  Subsequent events
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

Worldwide Religious Travel Packages (presently available)

We specialize in Globus Vacation packages, which may be viewed online at www.globusjourneys.com/ faith. Globus is the world leader in escorted travel and the first choice among individuals looking for group travel year after year. With more than 75 years experience offering top quality vacations and eight travel styles, each year the Globus family of brands provides tens of thousands of people an enjoyable travel experience. Recognized for its worldwide excellence, Globus is annually selected as one of the top escorted travel companies by travel agents and Recommend Magazine.

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

During the quarter ended June 30, 2008, the Company derived approximately $ 20,973 and $ 1,529 in revenue through our agreement with Campus Crusade for Christ Canada and Alpha Canada respectively

Reservations

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

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority (“BPCPA”).  BPCPA required the Company to purchase a Guaranteed Investment Certificate (“GIC”) from a financial institution as a condition for licensing as a travel agency.  The financial institution then issued a letter of credit to the BPCPA.   The matures on December 14, 2008.

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

Employees

As of June 30, 2008, we employed we employed two (2) persons on a full time basis and one (1) individual on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material during the quarter ended June 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED).

REVENUE

Our net revenue amounted to $50,413 for the three months ended June 30, 2008 compared to $46,085 for the three months ended June 30, 2007.

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

OPERATING EXPENSES

Our total operating expenses for the three months ended June 30, 2008 were $54,031 compared to $65,258 for the same period in the prior year. Expenses consisted primarily of general operating expenses and professional fees associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $3,618 for the three months ended June 30, 2008 compared to a net loss of $19,173 for the same period in the prior year.  Our net loss for the period ended June 30, 2008 is attributed to decreased expenses as compared to the same period during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008 our cash balance was $14,281. This represents an unremarkable decrease in our financial position since December 31, 2007 when we reported cash of $16,276.

Cash flows from operating activities in 2007 through June 30, 2008 were negative $11,090 compared with a loss of $4,080 in 2007 through June 30. The major elements in the 2008 increase for period ended June 30 as compared to 2007 were a significant increase in our accounts receivable from $6,931 in 2007 to $19,013 at June 30, 2008.

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

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s accounts receivable balance was $19,013 at June 30 2008.

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

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the period ended June 30, 2008, and there have been no such reports filed since June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER TRAVEL, INC. (Registrant)

Date: August 11, 2008	By:	/s/ Daniel L. Baxter
Daniel L. Baxter
Director, CEO and CFO