Form 10-Q
period 2008-09-30
Kinder Travel, Inc.
filed 2008-11-14
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
Carrillo Huettel, LLP
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

The registrant has 2,400,000 shares of common stock outstanding as of November 12, 2008.

Quarterly Report on FORM 10-Q For The Period Ended
March 31, 2008

Kinder Travel, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS

Kinder Travel Inc.
Balance Sheets
(In Canadian Dollars)
UNAUDITED

	Tuesday, September 30, 2008	Monday, December 31, 2007
ASSETS

Current Assets
Cash	$24,582	$16,276
Accounts receivable, net of allowance for doubtful accounts	1,666	10,941
Deposit with suppliers	-	4,464
Total Current Assets	26,247	31,681

Other Assets
Vehicles and Equipmet, net of accumulated depreciation	$19,106	$24,488
Website, net of accumulated amortization	2,369	4,146
Travel Agency Bond	15,000	15,000
Total Other Assets	36,475	43,634
TOTAL ASSETS	$62,722	$75,315

LIABILITIES
Current Liabilities
Accounts payable	$44,562	$31,218
Accrued liabilities	1,325	4,446
Shareholders' Loans	13,796	8,529
Current Portion of long-term debt	1,112	1,050
Total Current Liabilities	60,794	45,244

Long Term Liabilities
Loan payable	19,607	20,418
Total Long Term Liabilities	19,607	20,418
TOTAL LIABILITIES	80,400	65,662

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 65,000,000 common shares with $0.001 par value
Issued: 2,400,000	2,691	2,691
Additional paid-in capital	128,539	128,539
Comprehensive Loss	(25,919)	(6,397)
Retained Earnings	(122,989)	(115,180)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(17,678)	9,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,722	$75,315

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel Inc.
Statements of Operations
(In Canadian Dollars)
UNAUDITED

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Tuesday, September 30, 2008	Sunday, September 30, 2007	Tuesday, September 30, 2008	Sunday, September 30, 2007

Sales	$31,060	$46,917	$170,465	$161,319
Cost of Sales	10,837	8,906	42,984	31,795
Gross Margin	20,223	38,011	127,481	129,524

General and Administrative Expenses
Automobile Expense	4,848	3,056	11,511	12,344
Depreciation and Amortization	2,387	3,140	7,160	9,421
General and Administrative	9,615	1,154	51,653	54,360
Management Fees	8,329	6,452	15,592	7,856
Payroll Expenses	13,364	-	60,886	39,405
Transfer Agent Fees	7,992	-	7,992	-
Total Expenses	46,534	13,802	154,794	123,386
Profit (Loss) from Operations	(26,311)	24,209	(27,313)	6,137
Provision for Income Tax	0	-	0	-
Net Profit (Loss)	$(26,311)	$24,209	$(27,313)	$6,137

Gain (Loss) per Share – Basic and Diluted	$(0)	$0	$(0)	$0
Weighted Average Shares Outstanding	2,400,000	2,400,000	2,400,000	2,400,000

Comprehensive Loss
Net Loss	(26,311)	24,209	(27,313)	6,137
Foreign currency translation adjustment	392	(477)	(19)	(402)
	(25,919)	23,732	(27,332)	5,736

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel Inc.
Statements of Cash Flow
(In Canadian Dollars)
UNAUDITED

	For the Nine Months Ending September 30, 2008	For the Nine Months Ending September 30, 2007
Operating
Net Loss	$(27,313)	$6,137
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and Amortization	7,160	9,421
Changes in operating assets and liabilities
Accounts receivable	9,275	(4,348)
Deposits with suppliers	4,464
Accounts payable	13,405	(18,986)
Accrued liabilities	(3,122)	996
Net cash flows from (used for) operations	3,869	(6,779)

Investing
Purchase of Vehicles and Equipment	-	-
Net cash flows from investing activities	0	0

Financing
Net proceeds (payments) from loans	4,456	9,350
Net cash flows from financing activities	4,456	9,350

Effect of exchange rate changes	(19)	(402)

Change in Cash	8,306	2,170
Cash - Beginning	16,275	26,824
Cash - Ending	$24,582	$28,994

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

KINDER TRAVEL INC.
NOTES TO FINANCIAL STATEMENTS
(In Canadian Dollars)
September 30, 2008

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

Effective January 1, 2006, the Company acquired all of the assets and liabilities of a British Columbia corporation, Kinder Travel & Tours, Inc. ("KTT").  This acquisition is described in more detail in Note 4.  Prior to the acquisition, the Company had limited operations and expenses were primarily related to becoming incorporated.  Subsequent to the acquisition, the Company adopted the business plan of KTT and began operating a travel agency.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q, and with Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.  These unaudited interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2007.

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

Foreign Currrency Translation

All of the Company's transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency.  All transactions initiated in other currencies are re-measured into the functional currency as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
•	Equity at historical rates, and
•	Revenue and expense items at the prevailing rate on the date of the transaction.

Translation adjustments resulting from translation of balances are accumulated as a separate component of shareholders’ equity and reported as a component of comprehensive income or loss.

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  There were no potentially dilutive securities outstanding at September 30, 2008.

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

New Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 - Long-Term Debt

The Company has a note payable to a bank. The note is secured by a vehicle, bears interest at 7.89% per year and requires monthly payments of $226 until June 2, 2010, at which time all remaining principal is due in full.

Annual principal payments for the years ending December 31 are required as follows:

2008	1,050
2009	1,136
2010	19,282
$ 21,468

Note 3 - Uncertainty as a Going Concern

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

Note 4 - Acquisition

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

Note 5 - Subsequent events
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

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority (“BPCPA”).  BPCPA required the Company to purchase a Guaranteed Investment Certificate (“GIC”) from a financial institution as a condition for licensing as a travel agency.  The financial institution then issued a letter of credit to the BPCPA, which matures on December 14, 2008.

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

Employees

As of September 30, 2008, we employed three (3) persons on a full time basis and one (1) individual on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material during the quarter ended September 30, 2008.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED).

REVENUE

Our net revenue amounted to $127,481 for the nine months ended September 30, 2008 compared to $129,524 for the nine months ended September 30, 2007.

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

OPERATING EXPENSES

Our total operating expenses for the nine months ended September 30, 2008 were $154,794 compared to $123,386 for the same period in the prior year.  Expenses consisted primarily of payroll expenses and general operating expenses.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $27,332 for the nine months ended September 30, 2008 compared to a net profit of $5,736 for the same period in the prior year.  Our net loss for the period ended September 30, 2008 is attributed to increased staffing costs to generate the same level of sales as the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008 our cash balance was $24,582. This represents an improvement in our financial position since December 31, 2007 when we reported cash of $16,276.

Operating activities for the nine months ended September 30, 2008 generated net cash flows of  $3,869 compared with $6,779 used to fund operations during the nine months ended September 30, 2007. The major elements in the 2008 improvement for period ended September 30 as compared to 2007 were a significant improvement in our ability to collect on receivables.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Plan Of Operations for the Next 12 Months

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations.  Primarily, we will focus on generating revenue from our website. Continuing operations will always focus on ways to increase our marketing sales force. We may require up to $300,000 in additional financing to expand our operations, subject to our cash on hand and actual revenues.

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

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes amounts based upon an aging schedule, historical bad debt experience, and current trends. The Company’s accounts receivable balance was $1,666 at September 30, 2008.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

During the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

•	September 5, 2008
•	September 22, 2008

Subsequent to the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER TRAVEL, INC.

Date: November ____, 2008	By:	/s/ Dirk Holzhauer
Dirk Holzhauer
Director, CEO and CFO