Form 10-K
period 2008-12-31
Kinder Travel, Inc.
filed 2009-04-13
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

with a copy to:
Carrillo Huettel, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☒  No ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                  Accelerated Filer  ☐

Non-Accelerated Filer    ☐                                                    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of March 23, 2009, there were 2,400,000 shares of the registrant’s Common Stock outstanding.

Kinder Travel, Inc.
Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

Kinder Travel, Inc. is a travel agency offering a full range of travel services including corporate travel, vacations, cruise holidays, and group tours. However its primary focus is selling, marketing and providing travel services and tours to families, businesses and ministries. Kinder Travel, located in Surrey, British Columbia, Canada, commenced operations in January 2005 and expects to move rapidly towards growth and profitability due to its very unique character as a family vacation specialist and special interest tour operator.

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

In fact, the Company is currently conducting business under the trade name “Envoy Travel” rather than Kinder Travel. The Company has decided to transact business under the name “Envoy Travel” primarily for marketing purposes as the word “kinder” means “child” in German and is too restrictive to promote the type of travel which is offered by the Company.

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

Our offices are located at 20385 64th Avenue Langley, B.C. Canada V2Y 1N5.

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

Missionary Travel (presently available)

Kinder Travel offers missions to Mexico and other destinations in conjunction with local churches and organizations.

Devotional Tours (presently available)

There are spiritual journeys to the Holy Land of Israel and Pilgrimages to sites in Europe, like Lourdes or Camino de Santiago.

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

Competitive Advantage

The following attributes will give our Company a competitive advantage over other participants in the travel industry:

Target Audience

Our target audience is every consumer interested in travel, with an emphasis on those of the Christian Faith and families seeking to create those “once in a lifetime” memories.  If you are an Internet booker and/or a vacation shopper, even a business client, you will receive the most comprehensive and cost effective travel options focused on promoting family unity.  The support that we receive from our suppliers and the commission-based incentives that we offer to home based agents in our Kinder Vacations Network will assist in the growth of our Company.

Value for Consumers and Travel Suppliers

We will do business with a large number of suppliers, enabling us to negotiate competitive pricing allowing us to give consumers better products and greater returns on money spent.

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

We have launched several key initiatives to increase our goal of becoming known as the “Christian Travel Company”:

•	Improve purchase efficiency through effective marketing techniques;

•	Improve travel offerings; and

•	Strong Customer Retention.

Key initiatives to promote higher customer retention include:

•	Continue to maintain strong supplier relationships to ensure competitive rates on commission based travel;

•	Invest in technologies and marketing strategies that will improve our ability to target our customers;

•	Continue to develop our customer care capabilities to make travel more convenient for our customers;

•	Capitalize on innovative travel platform;

•	We will continue to capitalize on our strength in developing technological and marketing enhancements that benefit both our travel suppliers and customers;

•	Feature certain vendors on our site that pay us higher commission structures and greater family oriented travel opportunities for our consumers; and

•	Direct Relationships with Major Travel Suppliers.

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

Reservations

Our website enables consumers and business travelers to research and purchase a wide range of travel products and services, including airline tickets, hotel accommodations, car rentals, cruises, and vacation packages. We have established agreements with numerous travel suppliers and offer airfares and rates from hundreds of airlines, tens of thousands of hotel properties and a large number of car rental providers. Our advanced search technology allows our customers to easily find and compare what we believe to be the widest selection of travel prices and options from not only our site, but all leading online travel providers, the largest selection of low fares generally available and the opportunity to share in the commissions that we receive. Finally, we have developed what we believe is an intuitive and easy-to-use booking process for making reservations and purchasing travel services.

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

Some additional corporate travel features may include:

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

Competitors

We operate in a highly competitive market and we may not be able to compete effectively. The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

·	InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency,

·	Hotels.com, a representative of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products and Ticketmaster and

·	Citysearch, both of which offer destination information and tickets to attractions;

·
Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS (or "global distribution system");

·
Orbitz, Inc., an online travel company that enables travelers to search for and purchase a broad array of travel products, including airline tickets, lodging, rental cars, cruises and vacation packages;

·
Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online representative of hotel rooms; Howard Johnson, Ramada Inns and other hotel franchisors; Avis and Budget car rental companies;

·	Travelport, a provider of online corporate travel services and other travel-related brands;

·	Expedia, Lowestfare.com and Priceline.com are our primary competitors in the referral marketing business;

·	Other consolidators and wholesalers of airline tickets, lodging and other travel products, including Priceline.com and Travelweb; and

·	Other local, regional, national and international traditional travel agencies servicing leisure and business travelers.

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

Travel Agency Bond

Travel agencies in Canada are regulated by the Business Practices and Consumer Protection Authority (“BPCPA”).  BPCPA required the Company to purchase a Guaranteed Investment Certificate (“GIC”) from a financial institution as a condition for licensing as a travel agency.  The financial institution then issued a letter of credit to the BPCPA, which matured on December 14, 2008.

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

Employees

As of December 31, 2008, we employed two (2) individuals on a full time basis and two (2) individuals on a part time basis.

Because of the nature of our business, we do not expect to hire any new employees in the foreseeable future, but anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Reporting Currency

All of the Company’s transactions are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “General and Administrative expenses” in the statement of operations, which amounts were not material during the year ended December 31, 2008.

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

ITEM 2.    DESCRIPTION OF PROPERTY.

We lease our corporate headquarters at 20385 64th Avenue , Langley , BC . The office space is an area of approximately 300 square feet demised from the rest of the general office on the 2nd floor. This space includes utilities and a shared receptionist is provided free-of-charge as part of our revenue share agreement with CCCC. The property is generic office space that meets the Company’s executive and administrative requirements providing ample space for our executives to run the Company, as well as space to expand and hire new employees.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None.

PART II.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on July 3, 2007.  Prior to that date, our common stock was not listed for trading. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from July 3, 2007 through December 31, 2008.

Fiscal Year 2008	High	Low
First Quarter	0.30	0.30
Second Quarter	0.30	0.30
Third Quarter	0.30	0.30
Fourth Quarter	0.30	0.30

Fiscal Year 2007	High	Low
Third Quarter	0.50	0.50
Fourth Quarter	0.50	0.50

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

(b)           Holders. At December 31, 2008, there were 37 record holders of 2,400,000 shares of the Company’s Common Stock.

(c)           Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2008.

Recent Sales of Unregistered Securities

The were no sales of unregistered securities during the period covered by this report.

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

A.           Management’s Discussion and Analysis.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

REVENUE

Our net revenue amounted to $191,878 for the year ended December 31, 2008 compared to $195,580 for the year ended December 31, 2007.

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

OPERATING EXPENSES

Our total operating expenses for the year ended December 31, 2008 were $182,556 compared to $159,756 in the prior year.  Expenses consisted primarily of general operating expenses and professional fees associated with our SEC filing and attempt to become listed on the OTCBB.

NET LOSS

Primarily as a result of the foregoing, we had a net loss of $45,296 for the year ended December 31, 2008 compared to a net loss of $7,150 in the prior year.  Our net loss for the year ended December 31, 2008 is attributed to an increase of Cost of Sales to 28% from 22% the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 our cash balance was $21,220. This represents a slight increase in our financial position since December 31, 2007 when we reported cash of $16,275.

Plan Of Operations for the Next 12 Months

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations.  Primarily, we will focus on generating revenue from our website. Continuing operations will always focus on ways to increase our marketing sales force. We may require up to $200,000 in additional financing to expand operations through acquisitions of other small travel agencies. Our marketing effort will be directed at expanding our representative network through newspaper advertising, fax solicitation of existing clients, personal contact, and customized cruise packages.

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

The Company has various methods by which they receive revenue. At present, most revenue is derived substantially from the following sources:

•	Supplier Based Commissions: The Company receives commissions based upon contractual arrangements with leading travel providers.

•	Consumer Service Fees: Upfront fees charged for each booking regardless of the type of travel.

Revenue is recognized as follows for the services discussed above:

•	for service fees, when reservations are made and secured by a credit card or other form of payment;

•	for air travel, cruises and package tours, when commissions are received from the travel supplier; and

•	for all travel such as hotel bookings and rental cars, when commissions are received from the travel supplier.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS.

KINDER TRAVEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kinder Travel, Inc.
Langley, BC   CANADA

We have audited the accompanying balance sheets of Kinder Travel, Inc. as of December 31, 2008, and the related statements of operations, stockholders' deficit and of cash flows for the year then ended. These financial statements are the responsibility of the management of Kinder Travel, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period of December 31, 2007 were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Travel, Inc. as of December 31, 2008, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Kinder Travel, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered recurring losses from operations and has a net stockholders’ deficit. These factors and others raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 to the financial statements. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

April 10, 2009
www.mkacpas.com

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kinder Travel Inc.

We have audited the accompanying balance sheet of Kinder Travel Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Travel Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates Chartered
Las Vegas, Nevada
February 27, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Kinder Travel Inc.
Balance Sheets
(In Canadian Dollars)

	December 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$21,220	$16,275
Accounts receivable, net of allowance for doubtful accounts	0	10,941
Prepaid Expenses	0	4,464
Total Current Assets	$21,220	$31,680

Other Assets
Vehicles and Equipment, net of accumulated depreciation	$21,957	$24,489
Website, net of accumulated amortization	1,777	4,146
Travel Agency Bond	15,000	15,000
Total Other Assets	38,734	43,635
TOTAL ASSETS	$59,954	$75,315

LIABILITIES
Current Liabilities
Accounts payable	$37,157	$29,105
Accrued liabilities	4,286	4,446
Payroll Liabilities	2,085	1,757
Sales Tax Payable	105	356
Customer Prepayments	310	-
Shareholders' Loans	31,273	8,529
Current Portion of long-term debt	1,136	1,050
Total Current Liabilities	$76,352	$45,243

Long Term Liabilities
Loan payable	19,282	20,418
Total Long Term Liabilities	19,282	20,418
TOTAL LIABILITIES	$95,634	$65,661

STOCKHOLDERS’ EQUITY(DEFICIT)
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value. Issued: Nil	-	-
Common Stock
Authorized: 65,000,000 common shares with $0.001 par value
Issued: 2,400,000	2,691	2,691
Additional paid-in capital	130,109	128,539
Accumulated Other Comprehensive Income	(855)	753
Retained Earnings	(167,625)	(122,329)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(35,680)	9,654
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,954	$75,315

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel Inc.
Statements of Operations
(In Canadian Dollars)

	For the	For the
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Sales	$191,878	$195,580
Cost of Sales	54,619	42,974
Gross Margin	137,260	152,606

General and Administrative Expenses
Automobile Expense	14,647	15,486
Depreciation and Amortization	4,900	12,561
General and Administrative	62,910	61,748
Payroll Expenses	86,246	57,026
Professional Fees	13,853	12,935
Total Expenses	182,556	159,756
Profit (Loss) from Operations	(45,296)	(7,150)
Provision for Income Tax	0	0
Net Profit (Loss)	$(45,296)	$(7,150)

Comprehensive Loss
Net Loss	(45,296)	(7,150)
Foreign currency translation adjustment	(1,608)	753
Total Comprehensive Loss	$(46,904)	$(6,397)
	$(0.02)	$(0.00)
Gain (Loss) per Share – Basic and Diluted
	2,400,000	2,400,000
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel Inc.
Statements of Stockholders' Equity
(In Canadian Dollars)

			Additional	Other	Retained	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Income	(Deficit)	Deficiency
Balance - December 31, 2006	2,400,000	2,691	128,539		(115,179)	16,050
Loss for the period					(7,150)	(7,150)
Foreign currency translation adjustment				753		753
Balance - December 31, 2007	2,400,000	2,691	128,539	753	(122,329)	9,654
Loss for the period					(45,296)	(45,296)
Imputed interest on shareholder loans			1,570			1,570
Foreign currency translation adjustment				(1,608)		(1,608)
Balance - December 31, 2008	2,400,000	2,691	130,109	(855)	(167,625)	(35,680)

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel Inc.
Statements of Cash Flow
(In Canadian Dollars)

	For the Year Ended December 31,2008	For the Year Ended December 31,2007
Operating
Net Loss	$(45,296)	$(7,150)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and Amortization	4,900	12,561
Imputed interest on shareholder loans	1,570	-
Changes in operating assets and liabilities
Accounts receivable	10,941	401
Prepaid Expenses	4,464	(4,464)
Accounts payable	8,052	8,381
Accrued liabilities	(160)	4,446
Payroll Liabilities	328	(26,558)
Sales Tax Payable	(251)	1,068
Customer Prepayments	310	(5,493)
Net cash flows from (used for) operations	$(15,142)	$(16,808)

Investing
Purchase of Vehicles and Equipment	-	-
Net cash flows from investing activities	$0	$0

Financing
Borrowings on debt	64,912
Payments on debt	(43,218)	5,506
Net cash flows from financing activities	21,694	5,506

Effect of exchange rate changes	(1,608)	753

Change in Cash	4,945	(10,549)
Cash - Beginning	16,275	26,824
Cash - Ending	$21,220	$16,275

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

KINDER TRAVEL INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

Cash and Cash Equivalents

Cash consists of funds in checking accounts held by financial institutions in Canada. For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2008 and 2007.

Concentrations

During the fiscal year 2008 and 2007, two customers represented more than 10% of the Company’s total revenues. The Company believes it has strong relationships with both of these customers.

Accounts Receivable

Accounts receivable are recorded at their principal amounts and are generally unsecured. Management considers all amounts over 60 days to be past due. Periodically management reviews receivables and establishes an allowance for uncollectible accounts based on historical collection and current economic conditions. There were no receivables and no uncollectible accounts as of December 31, 2008 compared to $10,941 as of December 31, 2007.  The difference is attributable to significantly reduced sales in December 2008 compared to December 2007 as well as increased collection efforts during the year ended December 31, 2008 as compared to collection efforts in the prior year.

Vehicles and Equipment

Vehicles and equipment with a life of more than one year and a cost in excess of $500 are capitalized and depreciated. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Useful lives range from 4 -5 years.  The accumulated depreciation as of December 31, 2008 and 2007 is $38,265 and $33,363 respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising costs were $1,069 for the year ended December 31, 2008.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. The Company recognizes supplier based commissions when services are provided in accordance with the contractual arrangements with the leading travel providers.  The Company recognizes consumer service fee when the consumer books travel arrangements and it is secured by payment as services are provided and collectibility is reasonably assured.

Cancellation Policy

The cost of airfare portion of the Company's travel packages is non-refundable to customers. Other cancellation fees imposed by the relevant Travel Supplier(s) (for example, hotel cancellation penalties) must be paid by the customer when incurred. 100% of the travel package price is forfeited by the customer for cancellations not made before 24 hours prior to the departure date. No refunds are given to customers for unused or partially used package components. There were no customer cancellations in 2008.

Income (Loss) per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents. As of December 31, 2008 and 2007, the loss per share was approximately $0.02 and $0.00 respectively

Website Development Costs

The Company's website was launched in 2006 and website development costs were accounted for in accordance with Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs," with applicable guidance from AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized, on a straight-line basis over the estimated useful life, if management believes such costs are significant. Maintenance and enhancement costs will be expensed as incurred unless such costs relate to substantial upgrades and enhancements to the website that result in added functionality, in which case the costs will be capitalized and amortized on a straight-line basis over the estimated useful life, if management believes such costs are significant.  There were no capitalizable costs incurred in 2008. As of December 31, 2008, current year amortization was $2,370 and accumulated amortization was $5,331

Reporting Currency

All of the Company's operations are denominated in Canadian currency so the Company has adopted the Canadian dollar as its functional and reporting currency. All transactions initiated in other currencies are re-measured into the reporting currency as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
•	Equity at historical rates, and
•	Revenue and expense items at the prevailing rate on the date of the transaction.

Translation adjustments resulting from translation of assets and liabilities are accumulated as a separate component of shareholders’ equity and reported as a component of comprehensive income or loss. The net gain (loss) from these foreign exchange translations in 2008 was $ (1,608)

Transaction gains and losses that arise from the effect of exchange rate fluctuations on revenue and expenses are included in "general and administrative expenses" in the statement of operations. The net gain (loss) to the company of these foreign exchange transactions in 2008 was $ (14).

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. As of December 31, 2008, there are no options outstanding.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in the Company’s fiscal year beginning October 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to current period’s presentation.

Note 2 - Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed under the straight line method over the estimated useful life of the assets. Depreciation expense for the years ended December 31, 2008 and 2007 was $4,900 and $12,561, respectively.

Property and equipment consisted of the following:
	2008	2007
Computer and vehicles	$54,891	$54,891
Furniture and fixtures	7,108	7,108
	61,999	61,999
Accumulated depreciation	(38,265)	(33,363)
	$23,734	$28,636

Note 3 - Long-Term Debt

The Company has a note payable to a bank. The note is secured by a vehicle, bears interest at 7.89% per year and requires monthly payments of $226 until June 2, 2010, at which time all remaining principal is due in full.

Annual principal payments for the years ending December 31 are as follows:

2009	1,136
2010	19,282
$ 23,578

Note 4 – Shareholder Loans

As of December 31, 2008 and 2007, the total due to shareholders was $31,273 and $8,529 respectively. These loans are unsecured, non-interest bearing, and have no specific repayment terms. Imputed interest of $1,570 was calculated at a rate of 7.89% and recorded in additional paid-in capital at December 31, 2008

Note 5 - Income Taxes

The Company is liable for US Federal taxes.  As of December 31, 2008, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been included in these consolidated financial statements.

The Company has accumulated net operating loss carry-forwards for tax purposes of approximately $168,000 that may be available to offset future taxable income.  These operating loss carry-forwards begin to expire in 2027.  In accordance with the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the operating loss carry-forward is approximately $58,000.  The Company has provided a valuation allowance against the deferred tax asset.

Note 6 – Related Party Transactions

As of December 31, 2008 and 2007 there are no related party transactions other than the shareholder loans.

Note 7 - Uncertainty as a Going Concern

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 12, 2009, Kinder Travel Inc., a Nevada corporation (the “Registrant”), dismissed Moore & Associates, CHTD (“Moore”) as its independent registered public accounting firm.  The dismissal was approved by the Registrant’s Board of Directors. During the fiscal year ended December 31, 2008 and the subsequent interim periods up through the date of termination, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on the Registrants financial statements for such years.

Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation SK occurring within the Registrant's two most recent fiscal years and the subsequent interim periods up through the date of termination.  Other than as set forth below, the report issued by Moore with respect to the Registrant’s financial statements did not contain any adverse or disclaimer of opinion, and were not modified as to uncertainty, scope or accounting principals.

The audit report of Moore for the financial statements of the Registrant as of December 31, 2007 contained a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Registrant's two most recent fiscal years and the subsequent interim periods up through the date of this Report, neither the Registrant nor anyone on its behalf consulted with any other independent auditor regarding the application of accounting principles to a specific, completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements. Further, no other independent auditor has provided written or oral advice to the Registrant that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issues during the period that Moore served as the Registrant’s independent auditor.

On February 12, 2009, the Board of Directors engaged M&K CPAS, PLLC (“M&K”) as the Registrant’s independent registered public accounting firm.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, we did not maintain effective controls over receivables and accrued liabilities. Specifically, controls were not designed and in place to ensure that accrued liabilities were properly recorded and that receivables were evaluated for collectibility.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Position
Dirk Holzhauer	Director Chief Executive Officer, President, Treasurer, Secretary

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Holzhauer, age 41, was the original founder of Kinder Travel, Inc. Since 1989 he has worked in the travel services sector of various German travel agencies and tour operators, leading branches of DER in Cologne and Frankfurt. From 1999 to 2001, Mr. Holzhauer worked as a travel agent for Uniglobe Advance Travel in Vancouver, BC. Between 2001 and 2004, Mr. Holzhauer was employed as a travel agent at Yaletown Travel Inc., also located in Vancouver, BC. Mr. Holzhauer immigrated to Canada in 1996 and established himself as travel agent in the local retail sector.

Kinder Travel, Inc. was founded by Mr. Holzhauer in January 2005 as a small boutique style niche travel service provider. The focus is primarily family travel as well as ministry and missions travel, and corporate travel. The approach is to offer online self serve capabilities but to provide full flexibility and assist personally in planning travel arrangements.

Identify Significant Employees

We have no significant employees other than Mr. Holzhauer, our President and Chief Executive Officer.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)           any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)           any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)           being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2008, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and officer, namely Mr. Holzhauer, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Mr. Holzhauer is the board of director’s financial expert to be considered upon the formation of the audit committee.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Director Compensation

The Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

ITEM 11.    EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.
Name and Principal Position (a)	Year (b)	Salary ($)* (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total(1) ($) (j)
Dirk Holzhauer, CEO, CFO & Director	2008 2007	49,443 36,451	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Martha Jimenez, CEO, CFO and Director	2008	0	0	0	0	0	0	0	0
Daniel L. Baxter, CEO, CFO and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

*This represents management fees and/or salary paid during 2007 & 2008 to Dirk Holzhauer.

Narrative Disclosure to Summary Compensation Table

On September 2, 2008, Mssrs. Baxter and Holzhauer resigned from all positions with the Company.

On September 2, 2008, Ms. Martha Jimenez was appointed as the sole officer and director of the Company.

On September 16, 2008, Ms. Jimenez resigned from all positions with the Company.

On September 16, 2008, Mr. Holzhauer was appointed as the sole officer and director of the Company.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

The table below summarizes all compensation awarded to, earned by, or paid to our Directors for all services rendered in all capacities to us for the fiscal periods indicated.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Dirk Holzhauer	0	0	0	0	0	0	0
Martha Jimenez	0	0	0	0	0	0	0
Daniel Baxter	0	0	0	0	0	0	0

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

Narrative to Director Compensation Table

Directors serve without compensation and there are no standard or other arrangements for their compensation.  There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, in the event of any change in control of the Company.  There are no agreements or understandings for any Director to resign at the request of another person.  None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Option Exercises and Stock Vested in Fiscal 2008

There were no option exercises or stock vested in 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of common stock beneficially owned on March 27, 2009, following consummation of the Transaction, by:

•	Each person who is known by us to beneficially own 5% or more of the Registrant’s common stock;
•	Each of the Registrant’s directors and named executive officers; and,
•	All of the Registrant’s directors and executive officers as a group.

Except as otherwise set forth below, the address of each of the persons listed below is:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percentage of Shares Beneficially Owned (1)
	Directors and Named Executive Officers:
Common	Dirk Holzhauer	400,000	17%
Common	Mardan Consulting, Inc.	279,784	14%
Common	Global Developments, Inc.	626,000	26%
	All officers and directors as a group (5 persons)
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 2,400,000 shares of common stock outstanding as of March 27, 2009.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2008, we incurred approximately $7,932 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

During the fiscal year ended December 31, 2007, we incurred approximately $12,081 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2007.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.	EXHIBITS.
EXHIBIT NO.	DESCRIPTION	LOCATION
3.1 – 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form SB-1 filed on July 11, 2006 as amended on February 2, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 2009.

KINDER TRAVEL, INC.

Date: April 10, 2009	By:	/s/ Dirk Holzhauer
Name: Dirk Holzhauer
Title: Chief Executive Officer

Signature	Position	Date

/s/ Dirk Holzhauer	Director	April 10, 2009
Dirk Holzhauer