Form 10-Q
period 2009-03-31
Kinder Travel, Inc.
filed 2009-05-15
CIK 1364587

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended March 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52703

Kinder Travel, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4939361 (I.R.S. Employer Identification No.)

1461 A. First Avenue, Suite 360 New York, NY
(Address of principal executive offices)

(646)845-1920 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 4, 2009
Common Stock, $0.001	2,650,000

KINDER TRAVEL, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Kinder Travel, Inc.
Balance Sheets
(In Canadian Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$19,451	$21,220
Accounts receivable, net	11,329	-
Prepaid expenses	5,644	-
Total Current Assets	36,424	21,220

Other Assets
Vehicles and equipment, net of accumulated depreciation	19,212	21,957
Website, net of accumulated amortization	1,185	1,777
Travel agency bond	15,000	15,000
Total Other Assets	35,397	38,734
TOTAL ASSETS	$71,821	$59,954

LIABILITIES
Current Liabilities
Accounts payable	$42,785	$37,157
Accrued liabilities	3,711	4,286
Payroll liabilities	2,532	2,085
Sales tax payable	445	105
Customer prepayments	-	310
Shareholders' loans	35,143	31,273
Current portion of long-term debt	1,159	1,136
Total Current Liabilities	85,775	76,352

Long Term Liabilities
Loan payable	18,983	19,282
Total Long Term Liabilities	18,983	19,282
TOTAL LIABILITIES	104,758	95,634

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.001 par value. Issued: 0	-	-
Common Stock
Authorized: 65,000,000 common shares with $0.001 par value
Issued: 2,400,000	2,691	2,691
Additional paid-in capital	130,764	130,109
Accumulated other comprehensive income	(759)	(855)
Retained Earnings	(165,633)	(167,625)
TOTAL STOCKHOLDERS' DEFICIT	(32,937)	(35,680)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,821	$59,954

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel, Inc.
Statements of Operations
(In Canadian Dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Sales	$66,849	$71,545
Cost of Sales	32,966	14,701
Gross Margin	33,883	56,844

General and Administrative Expenses
Automobile Expense	3,881	3,349
Depreciation and Amortization	3,337	2,387
General and Administrative	7,052	17,094
Payroll Expenses	12,945	24,692
Professional Fees	4,676	7,322
Total Expenses	31,891	54,844
Income from Operations	1,992	2,000
Provision for Income Tax	-	-
Net Income	$1,992	$2,000

Comprehensive Income
Net Income	1,992	2,000
Foreign currency translation adjustment	96	204
Total Comprehensive Income	$2,088	$2,204
	$0.00	$0.00
Income per Share – Basic and Diluted
	2,400,000	2,400,000
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these consolidated financials statements.

Kinder Travel, Inc.
Statements of Cash Flows
(In Canadian Dollars)
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Operating Activities
Net Income	$1,992	$2,000
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and Amortization	3,337	12,561
Imputed interest of shareholders loans	655	-
Changes in operating assets and liabilities
Accounts receivable	(11,329)	401
Prepaid Expenses	(5,644)	(4,464)
Accounts payable	5,628	8,381
Accrued liabilities	(575)	4,446
Payroll Liabilities	447	(26,558)
Sales Tax Payable	340	1,068
Customer Prepayments	(310)	(5,493)
Net cash flows used in operations	$(5,459)	$(7,657)

Financing Activities
Borrowings on debt	13,291	-
Payments on debt	(9,697)	5,506
Net cash flows provided by financing activities	$3,594	$5,506

Effect of exchange rate changes	96	204

Change in Cash	(1,769)	(1,948)
Cash - Beginning	21,220	26,824
Cash – Ending	$19,451	$24,876

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financials statements.

KINDER TRAVEL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2009
(In Canadian Dollars)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Kinder Travel, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Kinder's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Kinder's 2008 annual financial statements have been omitted.

Note 2 - Going Concern

Kinder's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $165,633 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3 – Shareholder Loans

As of March 31, 2009 and December 31, 2008, the total due to shareholders was $35,143 and $31,273, respectively. These loans are unsecured, non-interest bearing, and have no specific repayment terms. Imputed interest of $655 was calculated at a rate of 8% and recorded in additional paid-in capital at March 31, 2009

Note 4 – Related Party Transactions

There were no related party transactions other than the shareholder loans as described in Note 3.

Note 5 - Subsequent Events

1.
On April  20, 2009, the Company issued 250,000 common shares at $0.30 per share for the purchase of the rights and title to 3 medical patents pursuant to an asset purchase agreement dated April 15, 2009;

2.
On April 20, 2009, the Board of Directors approved a forward stock split of 125 new shares for each old share to be effective approximately May 31, 2009. These financials statements do not reflect the effects of the forward stock split.

3.
On April 20, 2009, our Board of Directors approved the execution of an asset purchase agreement with Dirk Holzhauer (“Holzhauer”), one of our shareholders, a director, and a former officer. In accordance with the provisions of the Agreement, we will sell the assets of the Company, including the intangible assets related to the travel business, to Holzhauer for a purchase price of $57,489 and as payment Holzhauer shall return to us an aggregate of 191,631 shares of our common stock. The Agreement is subject to shareholder approval and its effects are not reflected in these financials statements.

4.	On April 24, 2009, an amendment was filed with the State of Nevada to change the name of the Company to Genova Biotherapeutics, Inc.
5.
On April 24, 2009, an amendment was filed with the State of Nevada to increase the authorized share capital of the company from 65,000,000 shares, par value of $0.001, to 1,000,000,000 shares, par value $0.00001. These financials statements do not reflect the effects of the change of share capital or par value.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Kinder Travel, Inc. is a corporation organized under the laws of the State of Nevada in December 2005. Initial operations commenced under the name “Kinder Travel & Tours” as a sole proprietorship in January 2005. In November 2005, Kinder Travel & Tours was incorporated under the laws of the Province of British Columbia as Kinder Travel, Inc. (“KTBC”). On December 6, 2005, Kinder Travel, Inc. was incorporated under the laws of the State of Nevada. Subsequently, pursuant to the terms and provisions of an asset purchase agreement (the “Asset Purchase Agreement”) with KTBC, we acquired all of the assets and liabilities of KTBC in exchange for a convertible note of $20,000 (the “Note”). The Note was subsequently distributed to KTBC’s sole shareholder, Dirk Holzhauer, who converted the Note into 400,000 shares of our restricted common stock. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 2, 2007), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “KNDT:OB” on approximately July 3, 2007.

From inception, we have been a travel agency offering a full range of travel services including corporate travel, vacations, cruise holidays, and group tours. Our primary focus was selling, marketing and providing travel services and tours to families, businesses and ministries. Our focus was to provide travel that promoted family values via our website. Our website consisted of an on-line booking engine geared to providing Christian families with travel options that promoted unity. The full-scale version of our website was launched in October 2006.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Kinder Travel," refers to Kinder Travel, Inc.

RECENT CORPORATE DEVELOPMENTS

Change in Corporate Name

In accordance with the decision by our Board of Directors to effectuate a change in the nature of our business operations as described below, our Board of Directors has determined that it may be in our best interests and our shareholders to seek approval for change in our corporate name and a corresponding amendment to the articles of corporation to “Genova Biotherapeutics Inc.” (the “Name Change”).

The objective of the change in our corporate name is deemed necessary to more accurately reflect our proposed business activities in our name. We believe that the Name Change will better communicate to the public our proposed and future nature of business operations.

The Board of Directors approved a resolution on April 20, 2009 to amend our Articles of Incorporation in accordance with the Name Change, subject to shareholder approval pursuant to written consent by shareholders. By approving this proposal, the shareholders will authorize our Board of Directors to amend our Articles of Incorporation to “Genova Biotherapeutics Inc.”.  After the Name Change it is anticipated that our trading symbol for the OTC Bulletin Board will be changed. See “Part II. Item 4. Submission of Matters to a Vote of Security Holders.”

Increase in Authorized Capital Structure

In accordance with the decision by our Board of Directors to effectuate a change in the nature of the Corporation’s business operations as described below, our Board of Directors has determined that it is in our best interests and our shareholders to increase our authorized capital structure from 65,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.00001 per share (the “Change in Capital Structure Amendment”)

The objective of the Change in Capital Structure Amendment is to allow for future issuances of our common stock in accordance with forward stock splits, proposed equity financings, debt settlement, and contractual provisions. Our Board of Directors believes that an increase in the authorized capital structure will increase our marketability and liquidity in the future.

The Board of Directors approved a resolution on April 20, 2009 to amend our Articles of Incorporation in accordance with the Change in Capital Structure Amendment, subject to shareholder approval pursuant to written consent by shareholders. By approving this proposal, the shareholders will authorize our Board of Directors to amend our Articles of Incorporation to increase our authorized capital structure from 65,000,000 shares of common stock, par value $0.001 to 1,000,000,000 shares of common stock, par value $0.00001. See “Part II. Item 4. Submission of Matters to a Vote of Security Holders.”

As of the date of this Quarterly Report, we have filed the amendment with the Nevada Secretary of State regarding the Name Change and the Change in Capital Structure.

CURRENT BUSINESS OPERATIONS

Our Board of Directors has been engaged in an analysis of the current travel industry including, but not limited to: (i) general economic conditions relating to travel; (ii) current appeal of websites to businesses and travelers to purchase significantly more travel products online than previously; (iii) growth of the usage of the Internet as a medium of commerce for travel products; and (iv) current travel industry competition. Our Board of Directors determined that we may not grow as a business as expected. The success of our business was dependent on a significant increase in the number of consumers who use the Internet to purchase travel products. In order to increase the number of consumer transactions, we needed to attract more visitors to our website and covert a larger number of these visitors into paying customers. Our Board of Directors further determined that our success in attracting a significant number of business travelers to use our services was not certain based on an analysis of the above factors. We could not be assured that our marketing and advertising efforts would be effective to attract new customers. If we failed to attract customers and increase our overall number of consumer transactions in a cost-effective manner, our ability to grow and become profitable would have been greatly impaired.

Therefore, our Board of Directors has been engaged in discussions and negotiations regarding a change in our strategic business operational planning. These discussions lead to a decision by our Board of Directors to divest and sell our travel related products and assets and acquire the right, title and interest in and to three separate medical patents as described below.

Asset Purchase Agreement

As discussed above, our Board of Directors has been engaged in discussions regarding strategic business operational planning. In furtherance of this strategic planning, our Board of Directors has been engaged in negotiations regarding a transaction in which we would acquire the right, title and interest in and to three separate medical patents (collectively, the “Medical Patents”), owned by Phoinos Oxford Lifesciences Limited, a company incorporated under the laws of the Federation of St. Kitts & Nevis (the “Seller”)the Seller (collectively, the “Medical Patents”).

Effective on April 15, 2009, our Board of Directors approved the execution of an asset purchase agreement dated April 15, 2009 (the “Asset Purchase Agreement”) with the Seller. In accordance with the terms and provisions of the Asset Purchase Agreement: (i) we will purchase the right, title and interest in and to the Medical Patents for $75,000.00 (the “Purchase Price”); (ii) as payment of the Purchase Price for the Medical Patents, we shall issue to the Seller an aggregate of 250,000 shares of our restricted common stock valued at $0.30  per share. The Asset Purchase Agreement was subject to due diligence by us and the Seller.

On April 20, 2009, our due diligence was completed to the satisfaction of both parties and the Asset Purchase Agreement was consummated. Therefore, on April 20, 2009, the right, title and interest to the Medical Patents were transferred by the Seller to us and we issued the 250,000 shares of our restricted stock to the Seller as consideration for the Medical Patents. See “Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds.”

The Agreement

As discussed above, our Board of Directors has been further engaged in discussions and negotiations regarding strategic business operational planning pertaining to a divesture and sale of our travel related products and assets including, but not limited to, suppliers list, customer and vendor lists, records, trade name, trademark and trade secrets, trade practices, goodwill, clients, equipment, furniture, machinery, fixtures, supplies, inventory, existing contract and tangible personal property (the “Assets”). Our Board of Directors furthermore has engaged in several analysis regarding the fair market value of our Assets based primarily upon a consideration of two valuations of a business using the tangible asset valuation method and the industry multiplier valuation method in connection with the offer and sale of our Assets, and determined that the Board of Directors should be authorized to divest us of our travel business and related Assets at a price not less than the midpoint of those two valuation methods. Our Board of Directors determined that our Assets are to be valued at $57,489.

Effective on April 20, 2009, our Board of Directors approved the execution of an asset purchase agreement dated April 20, 2009 (the “Agreement”) with Dirk Holzhauer, one of our shareholders, a director, and a former officer (the “Purchaser”). In accordance with the terms and provisions of the Agreement: (i) we will sell to the Purchaser the Assets for a purchase price of $57,489 (the “Purchase Price”); and (ii) as payment for the Assets, the Purchaser shall return to us an aggregate of 191,631 shares of our common stock held of record by the Purchaser valued at $0.30 per share based upon the average of the open and close bid of $0.30 of our shares of common  stock as traded on the OTC Bulletin Board as of October 8, 2008.

The Asset Purchase Agreement is subject to due diligence to be conducted by the parties. The consummation of the Agreement is subject to shareholder approval. See “Part II. Item The Purchaser, Dirk Holzhauer, has agreed to abstain from the vote.

As of the date of this Quarterly Report, we anticipate the closing of the transaction no later than May 31, 2009.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2009 Compared to Three Month Period Ended March 31, 2008.

Our comprehensive income during the three month period ended March 31, 2009 was $2,088 compared to a comprehensive income of $2,206 during the three month period ended March 31, 2008 (a slight decrease of $118). During the three month periods ended March 31, 2009 and 2008, we generated gross sales income of $66,849 and $71,545, respectively. Cost of sales increased during the three month period ended March 31, 2009 to $32,966 from $14,701 during the three month period ended March 31, 2008, resulting in net sales, or a gross margin, of $33,883 for the three month period ended March 31, 2009  compared to $56,845 for the same period in 2008.

During the three month period ended March 31, 2009, we incurred general and administrative expenses of approximately $31,891 compared to $54,843 incurred during the three month period ended March 31, 2008 (a decrease of $22,952). These general and administrative expenses incurred during the three month period ended March 31, 2009 consisted of: (i) automobile expenses of $3,881 (2008: $3,349); (ii) depreciation and amortization of $3,337 (2008: $2,387); (iii) general and administrative of $7,052 (2008: $17,094); (iv) payroll expenses of $12,945 (2008: $24,692); and (v) professional fees of $4,675 (2008: $7,322).

General and administrative expenses incurred during the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 decreased primarily due to the decrease in expenses associated with payroll and general and administrative. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Foreign currency translation adjustment costs incurred during the three month periods ended March 31, 2009 and March 31, 2008 were $96 and $204 respectively. This resulted in a comprehensive income of $2,088 or ($0.0) per share for the three month period ended March 31, 2009 compared to a comprehensive income of $2,206 or ($0.00) per share for the three month period ended March 31, 2008. The weighted average number of shares outstanding was 2,400,000 for the three month periods ended March 31, 2009 and March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009

As at the three month period ended March 31, 2009, our current assets were $36,424 and our current liabilities were $85,774, which resulted in a working capital deficiency of ($49,350). As at the three month period ended March 31, 2009, current assets were comprised of: (i) $19,451 in cash; (ii) $11,329 in accounts receivable (net of allowance for doubtful accounts); and (iii) $5,644 in prepaid expenses. As at the three month period ended March 31, 2009, current liabilities were comprised of: (i) $42,785 in accounts payable; (ii) $3,711 in accrued liabilities; (iii) $2,532 in payroll liabilities; (iv) $444 in sales tax payable; (v) $35,143 in shareholders’ loan; and (vi) $1,159 in current portion of long-term debt.

As at the three month period ended March 31, 2009, our total assets were $71,821 comprised of: (i) $36,424 in current assets; (ii) $19,212 in vehicles and equipment (net of accumulated depreciation); (iii) $1,185 in website (net of accumulated amortization); and (iv) $15,000 in travel agency bond. The slight increase in total assets during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the increase in accounts receivable and prepaid expenses.

As at the three month period ended March 31, 2009, our total liabilities were $104,758 comprised of: (i) $85,774 in current liabilities; and (ii) $18,983 in loan payable. The increase in liabilities during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to an increase in accounts payable and shareholders’ loan. See “ – Material Commitments”.

Stockholders’ deficit decreased from ($35,680) for fiscal year ended December 31, 2008 to stockholders’ deficit of ($32,937) for the three month period ended March 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2009, net cash flows used in operating activities was ($5,459), consisting primarily of net income of $1,992. Net cash flows used in operating activities was adjusted by $3,338 for depreciation and amortization and $655 in imputed interest of shareholders loans. Net cash flows used in operating activities was further changed by: (i) accounts receivable of ($11,329); (ii) prepaid expenses of ($5,644); (iii) accounts payable of $5,628; (iv) accrued liabilities of ($575); (v) payroll liabilities of $447; (vi) sales tax payable of $338; and (vii) customer prepayments of ($310).  For the three month period ended March 31, 2008, net cash flows used in operating activities was ($7,656), consisting primarily of net income of $2,001, adjusted by $12,501 in depreciation and amortization. Net cash flows used in operating activities was further changed by: (i) accounts receivable of $401; (ii) prepaid expenses of ($4,464); (iii) accounts payable of $8,381; (iv) accrued liabilities of $4,446; (v) payroll liabilities of ($26,558); (vi) sales tax payable of $1,068; and (vii) customer prepayments of ($5,493).

Cash Flows from Investing Activities

For the three month periods ended March 31, 2009 and March 31, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2009, net cash flows provided from financing activities was $3,594 compared to ($5,506) for the three month period ended March 31, 2008. Cash flows from financing activities for the three month period ended March 31, 2009 consisted of $13,291 in borrowings on debt offset by ($9,696) in payments on debt. Cash flows from financing activities for the three month period ended March 31, 2008 consisted of ($5,506) in payments on debt.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the development, marketing and distribution of products relating to the Medical Patents. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of March 31, 2009, the total due to shareholders was $35,143. These loans are unsecured, non-interest beading and have no specific repayment terms. Imputed interest of $655 was calculated at a rate of 7.89% and recorded in additional paid-in capital at March 31, 2009.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 and December 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is the Canadian Dollar. In the event we engage in business operations within the United States and outside of Canada, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since our business operations are primarily contemplated to occur within Canada, any potential revenue and expenses will be denominated in Canadian Dollar, and the net income effect of appreciation and devaluation of the currency against the Canadian would be limited to our costs of engaging in business operations outside of Canada.

Interest Rate

Interest rates in Canada are generally controlled. Any potential future loans will relate mainly to the development and marketing of our Medical Patents and will be mainly short-term. However our debt may be likely to rise in connection with expansion of operations and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM IA. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective on April 15, 2009, our Board of Directors approved the execution of the Asset Purchase Agreement with the Seller. On April 20, 2009, our due diligence was completed to the satisfaction of both parties and the Asset Purchase Agreement was consummated. Therefore, on April 20, 2009, the right, title and interest to the Medical Patents were transferred by the Seller to us and we issued the 250,000 shares of our restricted stock to the Seller as consideration for the Medical Patents.

The issuance of the shares to the Seller was in reliance on Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. The securities issued in accordance with the Asset Purchase Agreement have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. There were no finders' fees or commission payable by us upon consummation of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2009, our Board of Directors authorized and approved, subject to shareholder approval, certain corporate actions, which the Board of Directors deemed to be in our best interests and our shareholders. Our Board of Directors further authorized the preparation and circulation of an information statement dated April 21, 2009 (the “Information Statement”) and a shareholders' consent to certain shareholders holding a majority of the total issued and outstanding shares of our common stock (the “Consenting Shareholders”). The Information Statement was filed with the Securities and Exchange Commission on April 21, 2009.  Management anticipates that the Information Statement will be first sent or given to our shareholder approximately May 31, 2009.

The matters upon which action is proposed to be taken is to: (i) approve the divesture and sale of the our travel related products and assets in accordance with the terms and provisions of the Agreement with Dirk Holzhauer; (ii) ratify an amendment (the “Name Change Amendment”) to our Articles of Incorporation, as amended (the “Articles of Incorporation”) to effectuate a change in our name of the Corporation (the “Name Change”) to Genova Biotherapeutics Inc.; (iii) ratify an amendment (the “Change in Capital Structure Amendment”) to our Articles of Incorporation to amend our authorized capital structure from 65,000,000 shares of common stock with a par value of $0.001 per share to 1,000,000,000 shares of common stock with a par value $0.00001 per share; and (iv) to approve the appointment of the current members of our Board of Directors and to duly appoint  Hyunho Jin as a member of our Board of Directors to serve until his successor is duly appointed.

The above actions were approved by our Board of Directors and the Consenting Holders on April 20, 2009 and April 21, 2009 respectively. Accordingly, we have secured the necessary authorization for the above actions.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On April 10, 2009, Dirk Holzhauer, our sole director, appointed Mr. Aaron Whiteman to join the Board to fill a vacancy created by the resignation, in September 2008 of the only other member of the Board of Directors. Mr. Whiteman accepted the appointment on April 10, 2009.

On April 13, 2009, our Board of Directors appointed Mr. Aaron Whiteman as our President/Chief Executive Officer and Treasurer/Chief Financial Officer, Dr. John Savin as our Vice President and Mr. Hyunho Jin as our Secretary. Mr. Whiteman, Dr. Savin, and Mr. Jin all accepted their respective appointments on April 13, 2009. On April 13, 2009, Mr. Dirk Holzhauer, our incumbent President, Vice President, Treasurer and Secretary, resigned. The resignation did not involve any disagreement with us. Mr. Holzhauer will remain one of our directors.

Therefore, as a result of the above changes, our officers and directors are as follows:

Name	Title
Aaron Whiteman	President/Chief Executive Officer, Treasurer/Chief FinancialOfficer and a director

John Savin	Vice President

Hyunho Jin	Secretary

Dirk Holzhauer	Director

Management Biographies

Aaron Whiteman. Mr. Aaron Whiteman holds a Bachelors of Law Degree from Oxford University and an MBA from the London School of Economics.  Most recently, he served as a Vice President of Reliance Biotech, an Indian medical research company, responsible for business development and expansion into the European, Middle Eastern, and African regions.  Prior to that, from May 2002 through May 2007, Aaron Whiteman was a Vice President of Viranative AB, where he was responsible for promotion of the company’s products to strategic partners in the Sub-Saharan region. During his tenure, he successfully secured licensing agreements and commercial alliances with pharmaceutical giants Pharmacia (Upjohn), Astra Zeneca, and Glaxo Smith Kline.  He has also held various executive, board, and advisory positions in the telecommunications industry.

John Savin. Dr. Savin was the chief executive officer of Physiomics plc, a cancer research and simulation company he founded in 2001, which was quoted on the London Alternative Investment Market in 2004. As the chief executive officer, he created a multi-disciplinary research and development team, raised equity funding, marketed to major pharmaceutical and biotech companies in Europe and the United Sates, developed sales pipelines, and established a global marketing and technology strategic alliance with Bayer AG. Dr. Savin left Physiomics in 2006 to found Wendover Technology, which provides consulting services to the biotechnology industry. Wendover Technology services include investment reports, due diligence on mergers and acquisitions, strategic planning, project management, and negotiating licensing agreements. Prior to Physiomics, Dr. Savin was a top-rated investment analyst in the pharmaceutical and biotech sector in London. He has also worked as a high-level consultant and has an industry background in international marketing of life science products and DNA diagnostics. Dr. Savin was awarded a Ph.D. in organic chemistry from Nottingham University and has an MBA with a distinction in international business and corporate strategy. He has been a director of various companies including Biotechconvergence, Wendover Technology, Zetagen and Greig Middleton & Co.

Hyunho Jin. Following three years of compulsory military service, Mr. Hyunho Jin attended Youngjin College in Seoul, Korea where he received a management diploma. He was hired by the Hansung office of BTM Services Corp., a management consulting company, where he was responsible for business development of their regional office. He held that position for two years before being moved, in May 2000, to the Bohun office, where he was responsible for international business development, specifically expansion into South East Asia.

Dirk Holzhauer. After completing two years of service in the German army, Mr. Holzhauer attended Werner-von-Siemenns-Berufskolleg in Cologne where he received a Bachelors Degree in Business Economics.  This was followed by several business ventures in Germany before he immigrated to Canada in 1996.  Since then he has served as an officer and director of both public and private companies in the United States and Canada, including his position as founding officer, director, and shareholder of Kinder Travel, Inc. since 2005.  Mr. Holzhauer is a citizen of Germany and a resident of Canada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.01	Asset Purchase Agreement dated April 20, 2009 between Kinder Travel, Inc. and Dirk Holzhauer. (1)
10.2	Asset Purchase Agreement dated April 15, 2009 between Kinder Travel, Inc. andPhoinos Oxford Lifesciences Limited. (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.

(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KINDER TRAVEL, INC.

Date: May 14, 2009	By:	/s/ Aaron Whiteman
Name: Aaron Whiteman
Title: President and Chief Executive Officer

Date: May 14 2009	By:	/s/ Aaron Whiteman
Name: Aaron Whiteman
Title: Treasurer/Chief Financial Officer