Form 10-K/A
period 2008-12-31
Kinder Travel, Inc.
filed 2009-05-27
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Address of principal executive offices including zip code)

 (646) 845-1920
(Registrant’s telephone number, including area code)

CSC Services of Nevada, Inc., 502 E. John Street, Carson City, NV 89706
 (Name and address of agent for service)

(775) 882-3072
(Telephone Number, including area code, of agent for service)

with a copy to:
Diane D. Dalmy
Attorney at Law
8965 W. Cornell Place
Lakewood, CO  80227
303.985.9324 (telephone)
303.988.6954 (facsimile)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                                                  Accelerated Filer  ☐

Non-Accelerated Filer    ☐                                                    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of May 26, 2009, there were 2,650,000 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE:

We are filing this first amendment to our annual report on Form 10-K for the year ended December 31, 2008 to correct certain administrative deficiencies in our original filing as noted by the SEC in a Comment Letter dated May 19, 2009. The amendments are related to a box that was not checked on the cover page, a disclosure which does not apply to penny stocks, and revisions to the signature page. There were no changes to any other sections including those sections pertaining to the presentation of financial information.  However, we have amended the cover page to update the contact information and the number of outstanding shares. We have also included new Exhibits 31.1, 31.2 and 32.1 certifications by our principal executive officer and principal financial officer as required by Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

No attempt has been made in this Form 10-K/A to update disclosures presented in the original Form 10-K as filed except as identified above. Furthermore, this Form 10-K/A does not reflect subsequent events occurring after the original filing. Therefore, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

Kinder Travel, Inc.
Report on Form 10-K

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May, 2009.

KINDER TRAVEL, INC.

Date: May 26, 2009	By:	/s/ Aaron Whiteman
By: Aaron Whiteman
Its: Chief Executive Officer

Date: May 26, 2009	By:	/s/ Aaron Whiteman
By: Aaron Whiteman
Its: Chief Financial Officer

Signature	Position	Date

/s/ Dirk Holzhauer	Director	May 26, 2009
Dirk Holzhauer

/s/ Aaron Whiteman	Director	May 26, 2009
Aaron Whiteman