Form 10-K/A
period 2008-12-31
Kinder Travel, Inc.
filed 2009-06-17
CIK 1364587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K/A
Amendment No. 2
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-52703

__________________________________________________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐       N/A ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       ☐                                                Accelerated Filer  ☐

Non-Accelerated Filer           ☐                                              Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 15, 2009:  $284,496

As of  June 15, 2009, there were 2,650,000 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE:

We are filing this second amendment to our annual report on Form 10-K for the year ended December 31, 2008 to correct certain deficiencies in our original filing and subsequent amendment as noted by the SEC in a Comment Letter dated June 8, 2009. The amendments are related to a box that was not checked on the cover page and further revisions to the signature page. There were no changes to any other sections including those sections pertaining to the presentation of financial information.  We have also included new Exhibits 31.1, 31.2 and 32.1 certifications by our principal executive officer and principal financial officer as required by Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

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

Our offices are located at 1461 A. First Avenue, Suite 360 New York, NY.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.                                                                                                                                     FINANCIAL STATEMENTS.

KINDER TRAVEL, INC.
TABLE OF CONTENTS
__________

Report of Independent Registered Public Accounting Firm
Audited Financial Statements
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Deficit for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007
Notes to Financial Statements

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

Kinder Travel Inc.
Statements of Stockholders' Equity
(In Canadian Dollars)

			Additional	Other	Retained	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Income	(Deficit)	Deficiency
Balance - December 31, 2006	2,400,000	2,691	128,539		(115,179)	16,050
Loss for the period					Top of Form (7,150)Bottom of Form	(7,150)
Foreign currency translation adjustment				753		753
Balance - December 31, 2007	2,400,000	2,691	128,539	753	(122,329)	9,654
Loss for the period					(45,296)	(45,296)
Imputed interest on shareholder loans			1,570			1,570
Foreign currency translation adjustment				(1,608)		(1,608)
Balance - December 31, 2008	2,400,000	2,691	130,109	(855)	(167,625)	(35,680)

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

Property and equipment consisted of the following:
	2008	2007
Computer and vehicles	$ 54,891	$ 54,891
Furniture and fixtures	7,108	7,108
	61,999	61,999
Accumulated depreciation	(38,265)	(33,363)
	$ 23,734	$ 28,636

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

KINDER TRAVEL, INC.

Dated: June 16, 2009	By:	/s/ Aaron Whiteman
Aaron Whiteman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Signature	Position	Date

/s/ Aaron Whiteman	President	June 16, 2009
Aaron Whiteman	( Principal Executive Officer)

/s/ Aaron Whiteman	Treasurer	June 16, 2009
Aaron Whiteman	( Principal Financial Officer & Principal Accounting Officer)

/s/ Aaron Whiteman	Director	June 16, 2009
Aaron Whiteman

/s/ Dirk Holzhauer	Director	June 16, 2009
Dirk Holzhauer