Form 10-Q
period 2009-06-30
Genova Biotherapeutics Inc.
filed 2009-08-14
CIK 1364587

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended June 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52703

Genova Biotherapeutics Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4939361 (I.R.S. Employer Identification No.)

1461 A. First Avenue, Suite 360 New York, NY (Address of principal executive offices)
Kinder Travel Inc. 1461 A. First Avenue, Suite 360 New York, NY (Name and address if changed from prior report)

(646) 845-1920 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [   ]    No[   ]    N/A [X ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]    N/A [X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2009
Common Stock, $0.001	307,296,125

Genova Biotherapeutics, Inc.
(Formerly known as Kinder Travel Inc.)

PART I

ITEM 1. FINANCIAL STATEMENTS

Genova Biotherapeutics, Inc.
(Formerly known as Kinder Travel Inc.)
Balance Sheets
(In Canadian Dollars)

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current Assets
Cash	$28,884	$21,220
Accounts receivable, net of allowance for doubtful accounts	6,165	-
Total Current Assets	35,049	21,220

Other Assets
Intellectual Property - Medical Patents	92,573	-
Vehicles and Equipment, net of accumulated depreciation	16,467	21,957
Website, net of accumulated depreciation	592	1,777
Travel Agency Bond	15,000	15,000
Total Other Assets	124,632	38,734
TOTAL ASSETS	$159,681	$59,954

LIABILITIES
Current Liabilities
Accounts payable	$45,239	$37,157
Accrued liabilities	2,906	4,286
Payroll Liabilities	2,470	2,085
Sales Tax Payable	613	105
Customer Prepayments	-	310
Shareholders' Loans	41,759	31,273
Current Portion of long-term debt	19,860	1,136
Total Current Liabilities	112,847	76,352

Long Term Liabilities
Loan payable	-	19,282
Total Long Term Liabilities	-	19,282
TOTAL LIABILITIES	112,847	95,634

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Stock
Authorized: 10,000,000 shares with $0.00001 par value. Issued: Nil	-	-
Common Stock
Authorized: 990,000,000 common shares with $0.00001 par value
Issued: 331,250,000 (Jun 30/09); 300,000,000 (Dec 31/08)	3,750	3,364
Additional paid-in capital	223,036	129,436
Accumulated Other Comprehensive Income	848	(855)
Retained Earnings	(180,800)	(167,625)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	46,834	(35,680)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$159,681	$59,954

The accompanying notes are an integral part of these consolidated financial statements.

Genova Biotherapeutics, Inc.
(Formerly known as Kinder Travel Inc.)
Unaudited Statements of Operations
(In Canadian Dollars)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Sales	$58,851	$67,860	$125,698	$139,405
Cost of Sales	22,553	17,447	55,517	32,148
Gross Margin	36,298	50,413	70,181	107,258

General and Administrative Expenses
Automobile Expense	3,941	3,314	7,822	6,663
Depreciation and Amortization	3,337	2,387	6,675	4,773
General and Administrative	8,460	19,012	14,564	32,258
Payroll Expenses	15,026	27,094	27,970	54,785
Professional Fees	8,949	1,608	14,055	9,780
Transfer Agent Fees	11,752	-	12,270	-
Total Expenses	51,465	53,414	83,356	108,259
Profit (Loss) from Operations	(15,167)	(3,001)	(13,175)	(1,002)
Provision for Income Tax	0	0	0	-
Net Operating Profit (Loss)	$(15,167)	$(3,001)	$(13,175)	$(1,002)

Comprehensive Income(Loss)
Net Profit (Loss)	(15,167)	(3,001)	(13,175)	(1,002)
Foreign currency translation adjustment	1,607	(617)	1,703	(411)
Total Comprehensive Income(Loss)	$(13,560)	$(3,618)	$(11,472)	$(1,412)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Gain (Loss) per Share – Basic and Diluted
	326,098,901	300,000,000	313,121,547	300,000,000
Weighted Average Shares Outstanding

The accompanying notes are an integral part of these consolidated financial statements.

Genova Biotherapeutics, Inc.
(Formerly known as Kinder Travel Inc.)
Unaudited Statements of Cash Flows
(In Canadian Dollars)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Operating
Net Income (Loss)	$(13,175)	$(1,002)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and Amortization	6,675	4,773
Imputed interest of shareholders loans	1,413	-
Changes in operating assets and liabilities
Accounts receivable	(6,165)	(19,013)
Prepaid Expenses	0	2,682
Accounts payable	8,082	1,880
Accrued liabilities	(1,380)	-
Payroll Liabilities	385	-
Sales Tax Payable	508	-
Customer Prepayments	(310)	-
Net cash flows from (used for) operations	(3,967)	(10,680)

Financing
Borrowings on debt	19,907	113,135
Payments on debt	(9,979)	(104,040)
Net cash flows from financing activities	9,928	9,096

Effect of exchange rate changes	1,703	(411)

Change in Cash	7,664	(1,995)
Cash - Beginning	21,220	16,275
Cash - Ending	$28,884	$14,280

Supplemental Cash Flow Information
Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

Non Cash Transactions
Stock issued to acquire patents	$92,573	$-

The accompanying notes are an integral part of these consolidated financial statements.

Genova Biotherapeutics, Inc.
(Formerly known as Kinder Travel Inc.)
Unaudited Notes to the Financial Statements
(In Canadian Dollars)

Note 1 – Description of Business
Genova Biotherapeutics, Inc. (the "Company") was incorporated under the laws of the state of Nevada as Kinder Travel Inc.  The Company changed its name on April 24, 2009.

The Company is a biotechnological drug development company with a focus on identifying, evaluating and acquiring new promising drugs for treatment and prevention of oncological and infectious diseases in human beings.  Prior to that, the Company was a full-service travel agency, offering the full range of travel services including corporate travel, vacations, cruise holidays, and group tours.

On April 20, 2009, the Company acquired the right, title and interest in three medical patents for the treatment of prostate and breast cancers. This transaction is explained in detail in Note 7.

Effective July 1, 2009, the Company disposed of its travel related business assets. See Note 9.

Note 2 – Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Genova Biotherapeutics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in the Company’s 2008 annual financial statements have been omitted.

Note 3 - Going Concern
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $180,800 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4 - Long-Term Debt
The Company has a note payable to a bank. The note is secured by a vehicle, bears interest at 7.89% per year and requires monthly payments of $226 until June 2, 2010, at which time all remaining principal is due in full.

Note 5 – Shareholder Loans
As of June 30, 2009 and December 31, 2008, the total due to shareholders was $41,759 and $31,273, respectively. These loans are unsecured, non-interest bearing, and have no specific repayment terms. Imputed interest of $758 was calculated at a rate of 7.89% and recorded in additional paid-in capital at June 30, 2009.

Note 6 – Related Party Transactions
As of June 30, 2009, there are no related party transactions other than the shareholder loans.

Note 7 - Acquisition of Medical Patents
The Company approved the execution of an asset purchase agreement dated April 15, 2009 with Phoinos Oxford Lifesciences Limited, a company incorporated under the laws of the Federation of St. Kitts & Nevis, for the purchase of the right, title and interest in and to 3 medical patents. The patents will be amortized over its useful life of 17 years. Amortization for the period ending June 30, 2009 is immaterial to the financial statements.

As payment, the Company placed in escrow an aggregate of 31,250,000 shares of its restricted common stock valued at $0.0024 USD per share, based on the trading price of the stock on April 15, 2009, for a total of $92,573 which will be subsequently transferred to the Phoinos Oxford Lifesciences Limited in ten (10) quarterly installments. Phoinos Oxford Lifesciences Limited agreed to assign the voting rights of the Shares held in escrow to Global Developments Inc., an existing shareholder of the Company.

On April 20, 2009, the due diligence by the Company and Seller was completed to the satisfaction of both parties and the Agreement was consummated. Therefore, on April 20, 2009, the right, title and interest to the Medical Patents was transferred by the Seller to the Company and the Company issued 31,250,000 shares of its resticted stock for a total of $92,573 in the record name of Global Developments Inc., a Delaware corporation, as consideration for the patents.

The 31,250,000 shares are being held by an escrow agent and 10% of the Shares will be transferred quarterly from Global Developments Inc. to Phoinos Oxford Lifesciences Limited in accordance with the terms of the Agreement.

Note 8 – Share Capital

1.
On April 20, 2009, the Company issued 31,250,000 common shares at $0.0024 per share for the purchase of the rights, title, and interest in 3 medical patents pursuant to an Asset Purchase Agreement dated April 15, 2009.

2.
On April 24, 2009, the authorized share capital of the company was increased from 65,000,000 shares, par value of $0.001, to 990,000,000 shares, par value $0.00001. All share capital and paid-in capital amounts have been retroactively adjusted for all periods to reflect this change in par value.

Note 9 - Subsequent events

1.	On July 13, 2009, the Company’s completed a 125-for-1 forward stock split of the issued and outstanding common stock. These financial statements reflect the effects of this forward stock split.

2.
On July 20, 2009, Dirk Holzhauer, a director and former officer of the Company, retired 23,953,875 shares of his common stock of the Company to acquire the Company’s travel related business assets effective July 1, 2009 pursuant to an Asset Purchase Agreement dated April 20, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Genova Biotherapeutics Inc. is a corporation organized under the laws of the State of Nevada in December 2005. Initial operations commenced under the name “Kinder Travel & Tours” as a sole proprietorship in January 2005. In November 2005, Kinder Travel & Tours was incorporated under the laws of the Province of British Columbia as Kinder Travel, Inc. (“KTBC”). On December 6, 2005, Kinder Travel Inc. was incorporated under the laws of the State of Nevada. Subsequently, pursuant to the terms and provisions of an asset purchase agreement (the “Asset Purchase Agreement”) with KTBC, we acquired all of the assets and liabilities of KTBC in exchange for a convertible note of $20,000 (the “Note”). The Note was subsequently distributed to KTBC’s sole shareholder, Dirk Holzhauer, who converted the Note into 400,000 shares of our restricted common stock. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 2, 2007), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “KNDT:OB” on approximately July 3, 2007.

From inception, Kinder Travel Inc. had been a travel agency offering a full range of travel services including corporate travel, vacations, cruise holidays, and group tours. Since Kinder Travel Inc. was incurring continued losses in the travel industry, the Board of Directors decided it was in the best interests of the Corporation to pursue other business opportunities. Through his past contacts in the bio-medical industry, the then President of Kinder Travel Inc. initiated negotiations with Phoinos Oxford Lifesciences Limited, a company incorporated under the laws of the Federation of St. Kitts & Nevis (“Phoinis Oxford”), for the purchase of medical patents for the treatment of prostate and breast cancers.  On April 15, 2009, Kinder Travel Inc. entered into an asset purchase agreement dated April 15, 2009 (the “Asset Purchase Agreement”) with Phoinos Oxford.

The Company subsequently changed its to “Genova Biotherapeutics Inc.” Our shares of common stock now trade on the Over-the-Counter Bulletin Board under the symbol “GVBP.OB”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Kinder Travel," refers to Genova Biotherapeutics Inc.

RECENT CORPORATE DEVELOPMENTS

Forward Stock Split

On April 21, 2009, our Board of Directors pursuant to a Board of Directors meeting authorized and approved a forward stock split of one hundred and twenty five for one (125:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”).

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on July 13, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 2,650,000 to approximately 331,250,000 shares of common stock.

Change in Corporate Name

The Board of Directors approved a resolution on April 21, 2009 to amend our Articles of Incorporation to change our name from “Kinder Travel Inc.” to “Genova Biotherapeutics Inc”.  An amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on April 24, 2009 effecting the change in name from “Kinder Travel Inc. to “Genova Biotherapeutics Inc.”  See “Part II. Item 4. Submission of Matters to a Vote of Security Holders.”

The objective of the change in our corporate name was deemed necessary to more accurately reflect our proposed business activities in our name. We believe that the change in our corporate name will better communicate to the public our proposed and future nature of business operations.

Increase in Authorized Capital Structure

The Board of Directors approved a resolution on April 21, 2009 to amend our Articles of Incorporation to increase our authorized capital structure from 65,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.00001 per share (the “Change in Capital Structure”). An amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on April 24, 2009 effecting the Change in Capital Structure. See “See “Part II. Item 4. Submission of Matters to a Vote of Security Holders.”

The objective of the Change in Capital Structure was to allow for future issuances of our common stock in accordance with forward stock splits, proposed equity financings, debt settlement, and contractual provisions. Our Board of Directors believed that an increase in the authorized capital structure would increase our marketability and liquidity in the future.

Cancellation of Shares

On July 20, 2009, our prior executive officer, Dirk Holzhauer, agreed to return an aggregate 23,953,875 shares of our common stock. Mr. Holzhauer agreed to return the shares of common stock to us in return for the acquisition of our travel related business assets. See “Current Business Operations” below.

CURRENT BUSINESS OPERATIONS

Our Board of Directors engaged in an analysis of the current travel industry including, but not limited to: (i) general economic conditions relating to travel; (ii) current appeal of websites to businesses and travelers to purchase significantly more travel products online than previously; (iii) growth of the usage of the Internet as a medium of commerce for travel products; and (iv) current travel industry competition. Our Board of Directors determined that we would not grow as a business as expected within the travel industry. Therefore, our Board of Directors engaged in discussions and negotiations regarding a change in our strategic business operational planning. These discussions lead to a decision by our Board of Directors to divest and sell our travel related products and assets and acquire the right, title and interest in and to three medical patents as described below.

Asset Purchase Agreement

In furtherance of strategic planning, our Board of Directors engaged in negotiations regarding a transaction in which we would acquire the right, title and interest in and to three separate medical patents (collectively, the “Medical Patents”), owned by Phoinos Oxford.

Our Board of Directors approved the execution of the Asset Purchase Agreement with Phoinos Oxford.  Under the terms and provisions of the Asset Purchase Agreement and that certain escrow agreement dated April 15, 2009 between us and Phoinos Oxford (the “Escrow Agreement”): (i) we purchased the right, title and interest in and to the Medical Patents for $92,573 (the “Purchase Price”); (ii) as payment of the Purchase Price for the Medical Patents, we placed in escrow an aggregate of 250,000 shares of our restricted common stock valued at $0.30 per share, as increased to 31,250,000 shares of common stock in accordance with the Forward Stock Split (the “Escrow Shares”), which Shares are to be subsequently transferred to Phoinos Oxford in ten (10) quarterly installments; and (iii) Phoinos Oxford agrees to assign the voting rights of the Shares held in escrow to Global Developments Inc., one of our existing shareholders (“Global”). The Escrow Shares are being held by Global as escrow agent and 10% of the Escrow Shares will be transferred quarterly from Global to Phoinos Oxford in accordance with the terms of the Escrow Agreement. See “Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds.”

The Agreement

As discussed above, our Board of Directors was further engaged in discussions and negotiations regarding strategic business operational planning pertaining to a divesture and sale of our travel related products and assets including, but not limited to, suppliers list, customer and vendor lists, records, tradename, trademark and trade secrets, trade practices, goodwill, clients, equipment, furniture, machinery, fixtures, supplies, inventory, existing contract and tangible personal property (the “Assets”). Our Board of Directors furthermore engaged in several analysis regarding the fair market value of our Assets based primarily upon a consideration of two valuations of a business using the tangible asset valuation method and the industry multiplier valuation method in connection with the offer and sale of our Assets, and determined that the Board of Directors should be authorized to divest us of our travel business and related Assets at a price not less than the midpoint of those two valuation methods. Our Board of Directors determined that our Assets are to be valued at $57,489.

Effective on April 20, 2009, our Board of Directors approved the execution of an asset purchase agreement dated April 20, 2009 (the “Agreement”) with Dirk Holzhauer, one of our shareholders, a director, and a former officer (the “Purchaser”). In accordance with the terms and provisions of the Agreement: (i) we sold to the Purchaser the Assets for a purchase price of $57,489 (the “Purchase Price”); and (ii) as payment for the Assets, the Purchaser returned to us an aggregate of 191,631 shares of our common stock held of record by the Purchaser valued at $0.30 per share based upon the last trade price of $0.30 of our shares of common  stock as traded on the OTC Bulletin Board as of October 8, 2008.

The Asset Purchase Agreement was subject to shareholder approval, which was provided. See “Part II. See “Part II. Item 4. Submission of Matters to a Vote of Security Holders.”

On July 20, 2009, Dirk Holzhauer, a director and former officer of the Company, retired 23,953,875 shares of his common stock of the Company to acquire the Company’s travel related business assets effective July 1, 2009 pursuant to an Asset Purchase Agreement dated April 20, 2009.

RESULTS OF OPERATION

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

Six Month Period Ended June 30, 2009 Compared to Six Month Period Ended June 30, 2008.

Our comprehensive loss during the six month period ended June 30, 2009 was ($11,472) compared to a comprehensive loss of ($1,412) during the six month period ended June 30, 2008 (an increase of $10,060). This is primarily attributable to a decrease in gross sales during the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008, where we generated gross sales income of $125,698 and $139,405, respectively. Cost of sales increased during the six month period ended June 30, 2009 to $55,517 from $32,148 during the six month period ended June 30, 2008, resulting in net sales, or a gross margin, of $70,181 for the six month period ended June 30, 2009  compared to $107,258 for the same period in 2008.

During the six month period ended June 30, 2009, we incurred general and administrative expenses of approximately $83,356 compared to $108,259 incurred during the six month period ended June 30, 2008 (a decrease of $24,903). The decrease in expenses is attributable to a reduction in payroll, professional, as well as general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Foreign currency translation adjustment costs incurred during the six month periods ended June 30, 2009 and June 30, 2008 of $1,703 and ($411), respectively, were recorded. This resulted in a comprehensive loss of ($11,472) or ($0.00) per share for the six month period ended June 30, 2009 compared to a comprehensive loss of ($1,412) or ($0.00) per share for the six month period ended June 30, 2008. The weighted average number of shares outstanding was 313,121,547 for the six month period ended June 30, 2009 compared to 300,000,000 for the six month period ended June 30, 2008 (taking into consideration the Forward Stock Split).

Three Month Period Ended June 30, 2009 Compared to Three Month Period Ended June 30, 2008.

Our comprehensive loss during the three month period ended June 30, 2009 was ($13,560) compared to a comprehensive loss of ($3,618) during the six month period ended June 30, 2008 (an increase of $9,942). This is primarily attributable to a decrease in gross sales during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008, where we generated gross sales income of $58,851 and $67,860, respectively. Cost of sales increased during the three month period ended June 30, 2009 to $22,553 from $17,447 during the three month period ended June 30, 2008, resulting in net sales, or a gross margin, of $36,298 for the three month period ended June 30, 2009  compared to $50,413 for the same period in 2008.

During the three month period ended June 30, 2009, we incurred expenses of approximately $51,465 compared to $53,414 incurred during the three month period ended June 30, 2008 (a slight decrease of $1,949). General and administrative expenses incurred during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 decreased primarily due to the decrease in expenses associated with payroll and general and administrative.

Foreign currency translation adjustment costs incurred during the three month periods ended June 30, 2009 and June 30, 2008 of $1,607 and ($617), respectively, were recorded. This resulted in a comprehensive loss of ($13,550) or ($0.0) per share for the three month period ended June 30, 2009 compared to a comprehensive loss of ($3,618) or ($0.00) per share for the three month period ended June 30, 2008. The weighted average number of shares outstanding was 326,098,901 for the three month period ended June 30, 2009 compared to 300,000,000 for the three month period ended June 30, 2008 (taking into consideration the Forward Stock Split).

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2009

As at the six month period ended June 30, 2009, our current assets were $35,049 and our current liabilities were $112,847, which resulted in a working capital deficiency of ($77,798). As at the six month period ended June 30, 2009, current assets were comprised of: (i) $28,884 in cash; and (ii) $6,165 in accounts receivable (net of allowance for doubtful accounts). As at the six month period ended June 30, 2009, current liabilities were comprised of: (i) $45,239 in accounts payable; (ii) $2,906 in accrued liabilities; (iii) $2,470 in payroll liabilities; (iv) $613 in sales tax payable; (v) $41,759 in shareholders’ loan; and (vi) $19,860 in current portion of long-term debt.

As at the six month period ended June 30, 2009, our total assets were $159,681 compared to $59,954. This increase was primarily due to the acquisition of the three medical patents. See “Asset Purchase Agreement” above.

As at the six month period ended June 30, 2009, our total liabilities were $112,847 comprised entirely of current liabilities. The increase in liabilities during the six month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to an increase in accounts payable and shareholders’ loans. See “Material Commitments”.

Stockholders’ equity increased from ($35,680) for fiscal year ended December 31, 2008 to stockholders’ equity of $46,834 for the six month period ended June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2009, net cash flows used in operating activities was ($3,967), attributable primarily to our net loss of ($13,175). For the six month period ended June 30, 2008, net cash flows used in operating activities was ($10,680), attributable primarily to an increases in accounts receivable.

Cash Flows from Investing Activities

For the six month periods ended June 30, 2009 and June 30, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2009, net cash flows provided from financing activities was $9,928 compared to $9,096 for the six month period ended June 30, 2008. Cash flows from financing activities for the six month period ended June 30, 2009 consisted of $19,907 in borrowings on debt offset by ($9,979) in payments on debt. Cash flows from financing activities for the six month period ended June 30, 2008 consisted of $113,135 in borrowings on debt offset by ($104,040) in payments on debt.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, shareholder loans, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

MATERIAL COMMITMENTS

As of June 30, 2009, the total due to shareholders was $41,759. These loans are unsecured, non-interest beading and have no specific repayment terms. Imputed interest of $758 was calculated at a rate of 7.89% and recorded in additional paid-in capital at June 30, 2009.

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

Exchange Rate

Our reporting currency is the Canadian Dollar. In the event we engage in business operations within the United States and outside of Canada, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since our business operations as of June 30, 2009 were primarily conducted within Canada, revenue and expenses are denominated in Canadian Dollar, and the net income effect of appreciation and devaluation of the currency against the Canadian would be limited to our costs of engaging in business operations outside of Canada.

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

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO/CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO/CFO, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management noted no changes in the following material weaknesses stated in the 10-K:

1.
As of June 30, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of June 30, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of June 30, 2009, we did not maintain effective controls over receivables and accrued liabilities. Specifically, controls were not designed and in place to ensure that accrued liabilities were properly recorded and that receivables were evaluated for collectibility.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO/CFO has concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee nor do we have an audit committee financial expert. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective on April 15, 2009, our Board of Directors approved the execution of the Asset Purchase Agreement with the Seller. On April 20, 2009, the right, title and interest to the Medical Patents was transferred by Phoinos Oxford to us and we issued the 250,000 Pre-Forward Stock Split (31,250,000 Post-Forward Stock Split) shares of our restricted stock to Phoinos Oxford as consideration for the Medical Patents.

Under the terms and provisions of the Asset Purchase Agreement and the Escrow Agreement, we placed in escrow the 250,000 Pre-Forward Stock Split (31,250,000 Post-Forward Stock Split) shares of our restricted common stock in escrow (the “Escrow Shares”). The Escrow Shares are to be subsequently transferred to Phoinos Oxford in ten (10) quarterly installments and Phoinos Oxford agreed to assign the voting rights of the Escrow Shares to Global. The Escrow Shares are being held by Global as escrow agent and 10% of the Escrow Shares will be transferred quarterly from Global to Phoinos Oxford in accordance with the terms of the Escrow Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2009, our Board of Directors authorized and approved, subject to shareholder approval, certain corporate actions, which the Board of Directors deemed to be in our best interests and our shareholders. Our Board of Directors further authorized the preparation and circulation of an information statement dated April 21, 2009 (the “Information Statement”) and a shareholders' consent to certain shareholders holding a majority of the total issued and outstanding shares of our common stock (the “Consenting Shareholders”). The preliminary Information Statement was filed with the Securities and Exchange Commission on April 21, 2009 and a definitive Information Statements was filed with the Securities and Exchange Commission on July 1, 2009 and subsequently provided to our shareholders.

The matters upon which action was taken was: (i) approval of the divesture and sale of the our travel related products and assets in accordance with the terms and provisions of the Agreement with Dirk Holzhauer; (ii) approval of the amendment (the “Name Change Amendment”) to our Articles of Incorporation, as amended (the “Articles of Incorporation”) to effectuate a change in our name of the Corporation (the “Name Change”) to Genova Biotherapeutics Inc.; (iii) approval of an amendment (the “Change in Capital Structure Amendment”) to our Articles of Incorporation to amend our authorized capital structure from 65,000,000 shares of common stock with a par value of $0.001 per share to 1,000,000,000 shares of common stock with a par value $0.00001 per share; and (iv) approval and ratification of the appointment of the current members of our Board of Directors and to duly appoint  Hyunho Jin as a member of our Board of Directors to serve until his successor is duly appointed.

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

On April 21, 2009, in accordance with the approval by the Consenting Holders and the provisions of the Information Statement, Hyunho Jin was appointed to our Board of Directors.

Therefore, as a result of the above changes, our officers and directors are as follows:

Name	Title
Aaron Whiteman	President/Chief Executive Officer/Treasurer/Chief FinancialOfficer and a director
John Savin	Vice President
Hyunho Jin	Secretary and a director
Dirk Holzhauer	Director

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

Dirk Holzhauer. After completing two years of service in the German army, Mr. Holzhauer attended Werner-von-Siemenns-Berufskolleg in Cologne where he received a Bachelors Degree in Business Economics.  This was followed by several business ventures in Germany before he emigrated to Canada in 1996.  Since then he has served as an officer and director of both public and private companies in the United States and Canada, including his position as founding officer, director, and shareholder of Kinder Travel Inc. since 2005.  Mr. Holzhauer is a citizen of Germany and a resident of Canada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10.01	Asset Purchase Agreement dated April 20, 2009 between Kinder Travel Inc. and Dirk Holzhauer. (1)
10.2	Asset Purchase Agreement dated April 15, 2009 between Kinder Travel Inc. andPhoinos Oxford Lifesciences Limited. (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2009.
(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOVA BIOTHERAPEUTICS INC.

Dated: August 10, 2009	By:	/s/ Aaron Whiteman
Aaron Whiteman, President and Chief Executive Officer

Dated: August 10, 2009	By:	/s/ Aaron Whiteman
Aaron Whiteman, President and Chief Executive Officer