Form 10-Q
period 2009-09-30
Genova Biotherapeutics Inc.
filed 2010-04-16
CIK 1364587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-52703

Genova Biotherapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-4939361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1461 A. First Avenue, Suite 360 New York, NY
(Address of principal executive offices)

(646) 845-1920
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [ X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,296,125 common shares as of April 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and for the period from July 1, 2009 (inception of current operations) to September 30, 2009 (unaudited);
F-3	Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and for the period from July 1, 2009 (inception of current operations) to September 30, 2009 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Balance sheets
(Expressed in Canadian dollars)

	September 30, 2009 $	December 31, 2008 $
	(unaudited)	(audited)
ASSETS

Current assets

Cash	25,204	21,220
Due from director (Note 5)	4,413	–

Total current assets	29,617	21,220

Intangible assets (Note 4)	81,257	–
Long-term assets of discontinued operations	–	38,734

Total assets	110,874	59,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable	21,073	14,077
Accrued liabilities	2,906	4,286
Due to related parties (Note 5)	36,673	31,272
Current liabilities of discontinued operations	–	26,717

Total current liabilities	60,652	76,352

Long-term liabilities of discontinued operations	–	19,282

Total liabilities	60,652	95,634

Stockholders’ equity (deficit)

Preferred stock Authorized: 10,000,000 shares, par value US$0.001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 990,000,000 shares, par value US$0.00001 Issued and outstanding: 307,296,125 shares (2008 – 300,000,000 shares)	3,446	3,364

Additional paid-in capital	223,363	129,436

Accumulated other comprehensive loss	–	(855)

Accumulated deficit	(180,800)	(167,625)

Retained earnings during the development stage	4,213	–

Total stockholders’ equity (deficit)	50,222	(35,680)

Total liabilities and stockholders’ equity (deficit)	110,874	59,954

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Statements of operations
(Expressed in Canadian dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Accumulated from July 1, 2009 to September 30,
	$2009	$2008	$2009	$2008	$2009

Revenue	–	–	–	–

Expenses

Professional fees	(187)	1,576	13,868	4,906	(187)
Transfer agent and filing fees	1,482	7,992	13,752	7,992	1,482

Total expenses	1,295	9,568	27,620	12,898	1,295

Net loss before other income	(1,295)	(9,568)	(27,620)	(12,898)	(1,295)

Other income

Foreign exchange gain	5,508	–	3,362	–	5,508

Net income (loss) from continuing operations	4,213	(9,568)	(24,258)	(12,898)	4,213

Discontinued operations (Note 3)	–	(16,743)	15,296	(14,415)	–

Net income (loss) for the period	4,213	(26,311)	(8,962)	(27,313)	4,213

Other comprehensive income (loss)

Foreign currency translation adjustments	(848)	392	855	(19)	(848)

Comprehensive income (loss)	3,365	(25,919)	(8,107)	(27,332)	3,365

Net loss per share, basic and diluted
Continuing operations	–	–	–	–
Discontinued operations	–	–	–	–

	–	–	–	–

Weighted average number of shares outstanding	312,503,489	300,000,000	312,340,919	300,000,000

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Statements of cash flows
(Expressed in Canadian dollars)
(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	Accumulated from July 1, 2009 to September 30,
	$2009	$2008	$2009

Operating activities

Net income (loss) from continuing operations for the period	(24,258)	(12,898)	4,213

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	5,616	6,150	(1,219)

Net cash provided by (used in) operating activities	(18,642)	(6,748)	2,994

Financing activities

Advances from related parties	18,554	5,267	–
Repayment of related party loans	(9,000)	–	(5,826)

Net cash provided by financing activities	9,554	5,267	(5,826)

Net cash provided by discontinued operations	12,217	9,807	–

Effect of exchange rate changes on cash	855	(19)	(848)

Change in cash	3,984	8,307	(3,680)

Cash, beginning of period	21,220	16,275	28,884

Cash, end of period	25,204	24,582	25,204

Non-cash investing and financing activities:
Common stock issued for the acquisition of intangible assets	81,257	–	–
Net liabilities of travel business assumed by a director recorded as additional paid-in capital	12,753	–	12,753

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
September 30, 2009
(Expressed in Canadian dollars)
(unaudited)

1.	Basis of Presentation

Kinder Travel Inc. (the “Company”) was incorporated in the State of Nevada. The Company changed its name to Genova Biotherapeutics Inc. on April 24, 2009. Effective July 1, 2009, the Company disposed of its travel business operations. Refer to Note 3.

The Company is now a biotechnological drug development company with a focus on identifying, evaluating and acquiring new promising drugs for treatment and prevention of oncological and infectious diseases in human beings. As the Company has changed its business and does not yet have any revenue generating operations, it has re-entered the development stage effective July 1, 2009.

The accompanying financial statements of the “Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since re-entering the development stage and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has a working capital deficit of $31,035 and accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
September 30, 2009
(Expressed in Canadian dollars)
(unaudited)

2.	Recent Accounting Pronouncements (continued)

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Discontinued Operations

On April 20, 2009, the Company entered into an agreement to sell its travel business operations to a director of the Company. The director assumed all the assets and liabilities of the travel business in exchange for the return of 23,953,875 shares of common stock owned by the director to the Company. The shares were returned on July 20, 2009 and the effective date of the assumption of the travel business assets and liabilities was July 1, 2009.

The net liabilities of the travel business assumed by a director of the Company on July 1, 2009 were as follows:

	$

Accounts receivable		6,165
Property and equipment		16,467
Website development costs		592
Travel agency bond		15,000
Accounts payable and accrued liabilities		(26,030)
Loan payable		(19,861)
Due to director		(5,086)

		(12,753)

The net liabilities of $12,753 assumed were recorded as additional paid-in capital.

Results of operations for the discontinued travel business for the six months ended June 30, 2009 are as follows:

	$

Revenue, net		69,591
Automotive		(7,822)
Depreciation		(6,674)
General and administrative		(12,732)
Interest		(1,254)
Wages and benefits		(25,813)

Net income for the period		15,296

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
September 30, 2009
(Expressed in Canadian dollars)
(unaudited)

4.	Intangible Assets

On April 15, 2009, the Company entered into an asset purchase agreement with Phoinos Oxford Lifesciences Limited (“Phoinos”), a company incorporated under the laws of the Federation of St. Kitts & Nevis, for the purchase of the right, title and interest in and to medical intellectual property. As payment, the Company issued 31,250,000 shares of its restricted common stock with a fair value of $81,257 into escrow. The shares will be subsequently transferred to Phoinos in ten quarterly installments.

5.	Related Party Transactions

a)	As at September 30, 2009, the Company is owed $4,413 from (December 31, 2008 - $13,153 due to) a director of the Company which is non-interest bearing, unsecured and due on demand.

b)	As at September 30, 2009, the Company owes $36,673 (December 31, 2008 - $18,119) to shareholders of the Company. The amounts due are non-interest bearing, unsecured and due on demand.

6.	Common Stock

a)
On April 20, 2009, the Company issued 31,250,000 common shares with a fair value of $81,257 for the purchase of the rights, title, and interest in medical intellectual property pursuant to an asset purchase agreement. Refer to Note 4.

b)
On April 24, 2009, the authorized share capital of the company was increased from 65,000,000 shares, par value of US$0.001, to 990,000,000 shares, par value US$0.00001. The share capital and additional paid-in capital amounts have been retroactively adjusted for all periods to reflect this change.

c)	On July 13, 2009, the Company completed a 125-for-1 forward stock split of the issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

d)
On July 20, 2009, a director and former officer of the Company returned 23,953,875 shares of common stock of the Company in exchange for the net liabilities of the Company’s travel business operations effective July 1, 2009 pursuant to an Asset Purchase Agreement dated April 20, 2009. The net liabilities assumed of $12,753 were recorded as additional paid-in capital.

7.	Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events to April 5, 2010, the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “August,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Plan of Operations

We are currently a development stage company focused on identifying, evaluating and acquiring proprietary drugs for the treatment of oncological and infectious diseases in human beings.  Currently, we hold the rights to pending patent applications for three medicines.  Patent applications for each of the three drugs are pending in Denmark and the United Kingdom:

Prostate cancer treatment     This invention relates to the use of short polypeptides for treatment of cancers and more particular for the treatment of prostate cancer. The invention provides methods and compositions comprising short polypeptides such as prostaganin for use as agents to kill prostate cancer cells.

Breast cancer treatment     This invention aims to provide an effective treatment for patients suffering from cancer and more preferably from breast cancer using new lipid derivatives such as tetanolic acid.

Breast cancer treatment     This invention concerns methods for the purification of undifferentiated state tumoral stem cells from solid breast carcinomas that are normally resistant to conventional therapies, aiming at devising new tumour markers and therapeutic targets both for early diagnosis and for targeted therapeutic strategies.

Our goal is to further develop these proprietary new treatments through joint ventures, strategic partnerships, licensing agreements, and similar arrangements.  Currently, we are not a party to any ongoing joint ventures, strategic partnerships, or similar arrangements for the development of our patent-pending new medicines.  Due to adverse publicity stemming from the SEC trading suspension and investigation, discussed below, our ability to form new partnerships for the development of our drugs has been severely impaired.  We currently have no ability to move forward with any in-house research or development and no employees other than our Chief Executive Officer and Director, Aaron Whiteman, and our Secretary and Director, Dirk Holzhauer.  We would require substantial additional financing in order to further develop our intellectual property or to sustain any substantial future business operations for any significant period of time. Although we are pursuing additional debt and/or private equity financing, we currently have no firm arrangements for any financing. Due to our removal from the Over-the-Counter-Bulletin Board and the open SEC investigation discussed below, we believe that our ability to obtain significant debt or equity financing will be impaired within the immediate future.

At this time, our operations consist of acting as a holding company for the rights to the patent applications discussed above.

SEC Trading Suspension; Removal From The OTCBB

On September 23, 2009, the Securities and Exchange Commission suspended all trading in our common stock for the period from 9:30 a.m. EST, on September 23, 2009 through 11:59 p.m. EST, on October 6, 2009.  As set forth in its Order of Suspension of Trading, the SEC determined that there was a lack of current and accurate information concerning our securities and operational activities.  In addition, the SEC determined that questions had arisen regarding promotional activity for our stock and the adequacy and accuracy of press releases, financial statements, and statements on our website concerning our current financial condition, business and operations, and stock promoting activity.

On September 29, 2009, following the SEC trading suspension, the Financial Industry Regulatory Authority (“FINRA”) removed our stock from quotation from the Over-the-Counter-Bulletin Board (the “OTCBB”) for failure to comply with Rule 15c211.  Promulgated under the Securities Exchange Act of 1934, Rule 15c211 requires securities brokers and dealers to possess certain information regarding an issuer and its securities before publishing any quotation for a security in any quotation medium, including the OTCBB.  Our removal from the OTCBB was therefore a result of FINRA’s determination that the information required by the Rule was not being made properly available to its brokers and dealers.

Currently, bid and ask quotations for our common stock are not quoted on any exchange or quotation system, including the OTCBB or the Pink Sheets.  Our common stock is a “grey market” security.  Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume.  Because grey market securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot and market transparency is diminished.  In addition, Pink OTC Markets Inc., the primary inter-dealer electronic quotation and trading system in the over-the-counter securities market, has labelled our stock “Caveat Emptor” and has blocked quotations of our common stock from its www.otcmarkets.com website.

SEC Investigation

Concurrently with its trading halt in September of 2009, the SEC opened a formal investigation regarding the company.  We received a subpoena from the New York Regional Office of the SEC dated September 22, 2009.  Through counsel, we have provided certain documentation to the SEC.  Although, to our knowledge, no enforcement action has been commenced against the company, the SEC’s investigation remains open and pending.

Corrections, Updates and Clarifications to Prior Press Releases

From the inception of our current operations on July 1, 2009 through the SEC trading suspension discussed above, a series of press releases regarding the company were issued by investor relations firms.  Some of these press releases contain inaccurate and/or unauthorized statements, or statements which should be clarified in light of subsequent developments.

•
A press release announcing the appointment of our CEO, Aaron Whiteman, incorrectly stated that he was a graduate of the London School of Economics.  Mr. Whiteman is a graduate of Oxford University and did not attend the London School of Economics.  In addition, the press release stated that Mr. Whiteman had “worked with” various listed companies.  Mr. Whiteman has not worked for or directly with the companies listed in the press release.

•
A press release regarding the company’s prostaganin-based cancer treatment stated that the company “filed a patent.”   The company filed a patent application, which remains pending.  No patent has been issued.  The press release also states that licensing to various companies “could prove to be extremely lucrative.”  This statement was speculative in nature; no licensing agreements with the listed companies are or were in place.

•
A press release related to Dr. Anders Boegh Jensen stated that he had joined the company’s Scientific Advisory Board.  Dr. Jensen is the inventor of our patent-pending drugs and a co-applicant with the company for patents on the drugs in the United Kingdom. Although the company had planned for Dr. Jenson to assist with continuing development of its cancer treatments, he ultimately severed ties with the company.

•
A press release inaccurately stated that the company was “aggressively acquiring patents” and has “filed patents” for certain cancer-fighting therapies.  The company acquired certain Danish patent applications and subsequently filed British patent applications for the same inventions.  The applications remain pending and no patents have been issued.  The press release also states that the company “could expect up to $100 million” during clinical trials and “$400 million per annum in the years following commercialization.”  This statement was intended as calculation of the total potential market for a type of prostate-cancer testing that would use the company’s patent-pending intellectual property.  Any suggestion that the company expected or projected total revenues in the amount stated was neither intended nor authorized.

•
A press release announced that Dr. Philip Gould was appointed to the company’s Scientific Advisory Board.  Following service of the subpoena and commencement of the SEC investigation discussed above, Dr. Gould severed ties with the company.

•
A press release announced that the company was “preparing for patent application filings” in the U.S. and the E.U. for its prostaganin-based invention.  No patent applications were filed in the U.S. or the E.U.

•
A press release announcing the company’s letter of intent with Prime Bioresearch, Inc. also refers to the company’s “expectations of reaching 100m+ revenue in year 3.”  This statement reflects the company’s internal calculation of the total potential market for a type of prostate-cancer testing that would use the company’s patent-pending intellectual property.  Any suggestion that the company expected or projected total revenues in the amount stated was neither intended nor unauthorized.

•
A press release announced that the company had signed an engagement with Pacific Wave Partners Limited for the raising of $5 million.  Although a term sheet was entered into by the company and Pacific Wave, the planned financing did not go forward following the trading suspension and SEC investigation discussed above.

•
A press release announced that the company had signed an agreement with Bridge BioResearch Plc.  Although a letter of intent was received from the Chairman of Bridge BioResearch, the CEO of that company later stated that the letter was issued without proper authority and retracted it.

•	A press release announced that a collaboration agreement had been signed by the company and Beckpharma, Ltd. Although a letter of intent was received from Beckpharma, it was later withdrawn.

•	A press release announced that the company was in “advanced negotiations” to acquire patents from TheraGlass, Ltd. No agreement was concluded with that company.

Other Significant Developments

Departure of Certain Executive Officers

Following issuance of the subpoena discussed above in September of 2009, Mr. John Savin, our former Vice President, left the company.  Mr. Savin did not provide a letter of resignation or other formal communication regarding his departure.  We are not aware of any specific disagreement with Mr. Savin on any matter relating to the Company’s operations, policies or practices.

Following issuance of the subpoena discussed above in September of 2009, Mr. Hyinho Jin, our former Secretary, left the company.  Mr. Jin did not provide a letter of resignation or other formal communication regarding his departure.  We are not aware of any specific disagreement with Mr. Jin on any matter relating to the Company’s operations, policies or practices.  Following the departure of Mr. Jin, Dirk Holzhauer was appointed to serve as Secretary.  Mr. Holzhauer continues to serve as a member of our Board of Directors.

Changes in Certifying Accountant

Following issuance of the subpoena discussed above in September of 2009, M&K CPAs, PLLC (the “Former Accountant”) declined to continue its engagement as the Company’s accountant.  The Former Accountant’s audit reports on the financial statements of the Company for the fiscal year ended December 31, 2008 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal year ended December 31, 2008 contained an uncertainty about the Company’s ability to continue as a going concern.

During the year ended December 31, 2008, and through the interim period ended June 30, 2009, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the year ended December 31, 2008, and through the interim period ended June 30, 2009, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

On April 13, 2010, the Company provided the Former Accountant with its disclosures in this Quarterly Report on Form 10-Q disclosing the resignation of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.  To date, the Former Accountant has not responded to the Company’s request.  If and when the Former Accountant provides a response, it will be filed with the Securities and Exchange Commission.

On March 17, 2010, the company’s board of directors appointed De Joya Griffith & Company, LLC as the company’s auditor and independent accountant.

During the registrant's two most recent fiscal years, and the subsequent interim periods prior to engaging De Joya Griffith & Company, LLC, the company did not consult De Joya Griffith & Company, LLC regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company's financial statements, or any matter that was either the subject of a disagreement or a reportable event.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and nine months ended September 30, 2009 and September 30, 2008 and Period from July 1, 2009 (Date of Inception of Current Operations) until September 30 2009.

We generated no revenue during the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008.  In addition, we generated no revenue during the period from July 1, 2009 (inception of current operations) through September 30, 3009.

Our net operating expenses were $1,295 for the three months ending September 30, 2009.  During the three months ended September 30, 2009, we experienced other income in the amount of $5,508 due a foreign exchange gain and other losses in the amount of $848 due to foreign currency translation adjustments.  Our comprehensive income for the three months ended September 30, 2009 was therefore $3,365.  By comparison, our operating expenses for the three months ending September 30, 2008 were $9,568, together with a loss from discontinued operations of $16,743 and a positive foreign currency translation adjustment of $392.  Our comprehensive loss for the three months ended September 30, 2008 was therefore $25,919.

Our net operating expenses were $27,620 for the nine months ending September 30, 2009.  During the nine months ended September 30, 2009, we experienced other income in the amount of $3,362 due a foreign exchange gain, income from discontinued operations in the amount of $15,296 and a positive foreign currency translation adjustment of $855. Our comprehensive loss for the nine months ended September 30, 2009 was therefore $8,107.  By comparison, our operating expenses for the nine months ending September 30, 2008 were $12,898, together with a loss from discontinued operations of $14,415 and a negative foreign currency translation adjustment of $19.  Our comprehensive loss for the nine months ended September 30, 2008 was therefore $27,332.

We recorded a comprehensive income of $3,365 for the period from July 1, 2009 (inception of current operations) to September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $29,617, consisting of cash in the amount of $25,204 and a note due from a director in the amount of $4,413. We had current liabilities in the amount of $60,652 as of September 30, 2009. Thus, we had a working capital deficit of $31,035 as of September 30, 2009.

Currently, we have insufficient cash to operate our business on an ongoing basis and we have no resources with which to move forward with development of our patent-pending cancer treatments.  Our ability to continue operating and to make progress toward our business goals is contingent upon obtaining additional financing. We do not have any commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have recurring losses and an accumulated deficit of $180,800 as of September 30, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Aaron Whiteman.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control  may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, or through the solicitation of proxies, during the quarterly period ended September 30, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genova Biotherapeutics, Inc.

Date:	April 16, 2010

By: /s/ Aaron Whiteman Aaron Whiteman Title: Chief Executive Officer and Chief Financial Officer