Form 10-K
period 2009-12-31
Genova Biotherapeutics Inc.
filed 2010-10-07
CIK 1364587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-52703

Genova Biotherapeutics, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-4939361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1461 A. First Avenue, Suite 360 New York, NY	10021
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (646) 845-1920

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [X ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  307,296,125 as of September 21, 2010.

PART I
Item 1.   Business

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

Employees

Other than our named executive officers, we have no employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

As discussed above, we hold the rights to pending patent applications for three medicines.  Patent applications for each of the three drugs as detailed above are pending in Denmark and the United Kingdom.

Government Regulation and Supervision

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally.  Management is unaware of any existing or probable governmental regulations which would materially affect our business as currently operated.

Item 1A.   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not currently own any real property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.  Concurrently a trading halt in September of 2009, the SEC opened a formal investigation regarding the company.  We received a subpoena from the New York Regional Office of the SEC dated September 22, 2009.  Through counsel, we have provided certain documentation to the SEC.  Although, to our knowledge, no enforcement action has been commenced against the company, the SEC’s investigation may remain open and pending.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was formerly quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA, under the symbol “GVBP.” On September 29, 2009, the Financial Industry Regulatory Authority (“FINRA”) removed our stock from quotation from the Over-the-Counter-Bulletin Board (the “OTCBB”) for failure to comply with Rule 15c211.  Promulgated under the Securities Exchange Act of 1934, Rule 15c211 requires securities brokers and dealers to possess certain information regarding an issuer and its securities before publishing any quotation for a security in any quotation medium, including the OTCBB.  Our removal from the OTCBB was therefore a result of FINRA’s determination that the information required by the Rule was not being made properly available to its brokers and dealers.

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

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	0.004	0.004
June 30, 2008	0.004	0.004
September 30, 2008	0.004	0.004
December 31, 2008	0.004	0.0024

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
March 31, 2009	0.0024	0.0024
June 30, 2009	0.0024	0.0024
September 30, 2009	1.18	0.0024
December 31, 2009	0.18	0.0042

As of September 21, 2010, the last sales price for our common stock was $0.005 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Outstanding Options, Warrants or Convertible Debt

As of December 31, 2009, we did not have any outstanding options, warrants or convertible debt.

Holders of Our Common Stock

As of September 21 2010, we had 4 shareholders of record, as well as holders with shares held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We did not declare any dividends in the fiscal year ended December 31, 2009, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, we did not have any equity compensation plans.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the years ended December 31, 2009 and December 31, 2008 and Period from July 1, 2009 (Date of Inception of Current Operations) until December 31 2009.

We generated no revenue during the years months ended December 31, 2009 and December 31, 2008.  In addition, we generated no revenue during the period from reentering development stage (July 1, 2009) through December 31, 2009.

Our expenses were $51,888 for the year ending December 31, 2009.  During the year ended December 31, 2009, we experienced income from discontinued operations of $12,687 and we experienced other income in the amount of $2,168 due to foreign currency translation adjustments.  Our comprehensive net loss for the year ended December 31, 2009 was therefore $37,033.  By comparison, our expenses for year ended December 31, 2008 were $12,492, together with a loss from discontinued operations of $30,000 and a negative foreign currency translation adjustment of $4,552.  Our comprehensive loss for the year ended December 31, 2008 was therefore $47,044.

We recorded a comprehensive loss of $33,025 for the period from reentering development stage (July 1, 2009) to December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $8,202 consisting of entirely of cash. We had current liabilities in the amount of $35,208 as of December 31, 2009. Thus, we had a working capital deficit of $27,006 as of December 31, 2009.

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

Going Concern

We have recurring losses and an accumulated deficit since inception of $161,638 and $28,272 during reentering development stage (July 1, 2009) through December 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm De Joya Griffith & Company, LLC
F-3	Balance Sheets as of December 31, 2009 and 2008;
F-4	Statements of Operations for the years ended December 31, 2009 and 2008, and the period from reentering development stage (July 1, 2009) through December 31, 2009;
F-5	Statement of Stockholders’ Equity as of December 31, 2009 and 2008;
F-6	Statements of Cash Flows for the years ended December 31, 2009 and 2008, and the period from reentering development stage (July 1, 2009) through December 31, 2009;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Genova Biotherapeutics, Inc. (formerly Kinder Travel Inc.).
New York, New York

We have audited the accompanying balance sheet of Genova Biotherapeutics, Inc. (formerly Kinder Travel Inc.) (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and deficit accumulated from July 1, 2009 to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and deficit accumulated from July 1, 2009 to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC

Henderson, Nevada

May 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genova Biotherapeutics, Inc.
(formerly Kinder Travel, Inc.)
Langley, BC   CANADA

We have audited the accompanying balance sheet of Genova Biotherapeutics, Inc. (formerly Kinder Travel, Inc.) as of December 31, 2008, and the related statements of operations, stockholders' deficit and of cash flows for the year then ended. These financial statements are the responsibility of the management of Kinder Travel, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genova Biotherapeutics, Inc. as of December 31, 2008, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Genova Biotherapeutics, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered recurring losses from operations and has a net stockholders’ deficit. These factors and others raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

April 10, 2009
www.mkacpas.com

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Balance sheets
(Expressed in U.S. dollars)

	December 31, 2009	December 31, 2008

ASSETS

Current assets

Cash	$8,202	$21,407

Total current assets	8,202	21,407

Intangible assets (Note 4)	67,500	–
Long-term assets of discontinued operations (Note 3)	–	39,074

Total assets	$75,702	$60,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable	$17,708	$14,076
Accrued liabilities	17,500	4,286
Due to related parties (Note 5)	–	31,548
Current liabilities of discontinued operations (Note 3)	–	26,952

Total current liabilities	35,208	76,862

Long-term liabilities of discontinued operations (Note 3)	–	19,451

Total liabilities	35,208	96,313

Stockholders’ equity (deficit)

Preferred stock Authorized: 10,000,000 shares, par value $0.001 Issued and outstanding: Nil shares	–	–

Common stock Authorized: 990,000,000 shares, par value $0.00001 Issued and outstanding: 307,296,125 shares (2008 – 300,000,000 shares)	3,073	3,000

Additional paid-in capital	227,477	114,191

Accumulated other comprehensive (loss)	(146)	(2,314)

Accumulated deficit	(161,638)	(150,709)

Deficit accumulated during the development stage	(28,272)	–

Total stockholders’ equity (deficit)	40,494	(35,832)

Total liabilities and stockholders’ equity (deficit)	$75,702	$60,481

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Statements of operations
(Expressed in U.S. dollars)

	Year Ended December 31, 2009 $	Year ended December 31, 2008 $	Deficit Accumulated from July 1, 2009 to December 31, 2009 $

Revenue	–	–	–

Expenses

Professional fees	24,006	4,472	13,036
Management fees	21,509		21,509
General and administrative	6,373	8,020	(5,033)

Total expenses	51,888	12,492	29,512

Net (loss) from continuing operations	(51,888)	(12,492)	(29,512)

Net income (loss) from discontinued operations (Note 3)	12,687	(30,000)	(1,240)

Net loss for the period	(39,201)	(42,492)	(28,272)

Other comprehensive income (loss)

Foreign currency translation adjustments	2,168	(4,552)	(4,753)

Comprehensive loss for the period	(37,033)	(47,044)	(33,025)

Net loss per share, basic and diluted
Continuing operations	–	–
Discontinued operations	–	–

Weighted average number of shares outstanding	311,069,355	300,000,000

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Statements of stockholders’ equity (deficit)
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Capital	Income (Loss)	Deficit	Stage	Total

Balance, December 31, 2007	300,000,000	$3,000	$112,718	$2,238	$(108,217)	$–	$9,739

Imputed interest	–	–	1,473	–	–	–	1,473

Foreign currency translation adjustments	–	–	–	(4,552)	–	–	(4,552)

Net loss for the year	–	–	–	–	(42,492)	–	(42,492)

Balance, December 31, 2008	300,000,000	3,000	114,191	(2,314)	(150,709)	–	(35,832)

Shares issued to acquire intangible assets	31,250,000	313	67,187	–	–	–	67,500

Shares returned and net liabilities assumed by a director pursuant to disposal of travel operations	(23,953,875)	(240)	11,205	–	–	–	10,965

Related party loans forgiven	–	–	34,894	–	–	–	34,894

Foreign currency translation adjustments	–	–	–	2,168	–	–	2,168

Net loss for the year	–	–	–	–	(10,929)	(28,272)	(39,201)

Balance, December 31, 2009	307,296,125	$3,073	$227,477	$(146)	$(161,638)	$(28,272)	$40,494

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Statements of cash flows
(Expressed in U.S. dollars)

	Year Ended December 31, 2009	Year Ended December 31, 2008		Deficit Accumulated from July 1, 2009 to December 31, 2009

Operating activities

Net loss for the period	$(39,201)		$(42,492)	$(28,272)
Net (income) loss from discontinued operations	(12,687)		30,000	(1,240)
Net loss from continuing operations for the period	(51,888)		(12,492)	(28,272)

Adjustments to reconcile net loss to net cash used in operating activities:

Imputed interest	–		1,473	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	16,846		12,872	13,029

Net cash provided by (used in) operating activities	(35,042)		1,853	(16,483)

Financing Activities

Advances from related parties	16,615		22,944	3,363
Repayment of related party loans	(13,269)		–	(4,373)

Net cash provided by (used in) financing activities	3,346		22,944	(1,010)

Net cash used in discontinued operations	16,323		(12,555)	5,613

Effect of exchange rate changes on cash	2,168		(4,552)	(4,752)

Change in cash	(13,205)		7,690	(16,632)

Cash, beginning of period	21,407		13,717	24,834

Cash, end of period	$8,202		$21,407	$8,202

Non-cash investing and financing activities:
Common stock issued for the acquisition of intangible assets	$67,500		$–	$–
Net liabilities of travel business assumed by a director recorded as additional paid-in capital	$10,965		$–	$10,965
Forgiveness of related party loans recorded as additional paid-in capital	$34,894	$		$34,894

Supplemental disclosures:
Interest paid	–		–	–
Income taxes paid	–		–	–

(The accompanying notes are an integral part of these financial statements)

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Kinder Travel Inc. (the “Company”) was incorporated in the State of Nevada. The Company changed its name to Genova Biotherapeutics Inc. on April 24, 2009. Effective July 1, 2009, the Company disposed of its travel business operations. Refer to Note 3.

The Company is now a biotechnological drug development company with a focus on identifying, evaluating and acquiring new promising drugs for treatment and prevention of oncological and infectious diseases in human beings. As the Company has changed its business and has not yet generated any revenue from its current business operations, it has re-entered the development stage effective July 1, 2009.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since re-entering the development stage and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has a working capital deficit of $27,006 and accumulated losses since inception ($161,638 and $28,272 during development stage). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of intangible assets, stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

d)	Intangible Assets

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. Intangible assets with finite useful lives are amortized over their estimated useful lives. The amortization methods and estimated useful lives are reviewed annually.

e)	Long-lived Assets

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

f)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2006 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2009 and 2008, there were no charges for interest or penalties.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

g)	Foreign Currency Translation

Effective on the disposal of the travel business operations on July 1, 2009, the Company’s functional currency remains the Canadian dollar but the reporting currency changed from the Canadian dollar to the U.S. dollar. The Company’s financial statements are translated using the current rate method. Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity. A cumulative translation adjustment of $146 as of December 31, 2009 has been included in accumulated other comprehensive (loss) in the accompanying balance sheet. Foreign currency transaction gains and losses are included in the statement of operations.

h)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

j)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

k)	Comprehensive Income

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

l)	Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

m)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period. The financial statements were previously reported in Canadian dollars and are now reported in U.S. dollars.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

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

The net liabilities of the travel business assumed by a director of the Company on July 1, 2009 were as follows:

	$

Accounts receivable		5,301
Property and equipment		14,158
Website development costs		509
Travel agency bond		12,897
Accounts payable and accrued liabilities		(22,381)
Loan payable		(17,076)
Due to director		(4,373)

		(10,965)

The net liabilities of $10,965 assumed were recorded as additional paid-in capital.

Results of operations for the discontinued travel business for the six months ended June 30, 2009 were as follows:

	$

Revenue, net		58,204
Automotive		(6,488)
Depreciation		(5,535)
General and administrative		(11,112)
Interest		(2,212)
Wages and benefits		(21,409)

Net income for the period		11,448

4.	Intangible Assets

On April 15, 2009, the Company entered into an asset purchase agreement with Phoinos Oxford Lifesciences Limited (“Phoinos”), a company incorporated under the laws of the Federation of St. Kitts & Nevis, for the purchase of the right, title and interest in and to medical intellectual property. As payment, the Company issued 31,250,000 shares of its restricted common stock with a fair value of $67,500 into escrow. The shares will be subsequently transferred to Phoinos in ten quarterly installments.

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

5.	Related Party Transactions

a)
On July 20, 2009, a director and former officer of the Company returned 23,953,875 shares of common stock of the Company in exchange for the Company’s travel business operations effective July 1, 2009 pursuant to an agreement dated April 20, 2009. The net liabilities assumed of $10,965 were recorded as additional paid-in capital.

b)	For the year ended December 31, 2009, the Company incurred management fees of $21,509 (2008 – nil) to a director of the Company.

c)	As at December 31, 2009, the Company owes $nil (2008 - $13,269) to a director of the Company which is non-interest bearing, unsecured and due on demand.

d)
As at December 31, 2009, the Company owes $nil (2008 - $18,279) to shareholders of the Company. The amounts due are non-interest bearing, unsecured and due on demand. On December 31, 2009, these shareholders forgave $34,894 owing to them which was recorded as additional paid-in capital.

6.	Common Stock

a)
On April 20, 2009, the Company issued 31,250,000 common shares with a fair value of $67,500 for the purchase of the rights, title, and interest in medical intellectual property pursuant to an asset purchase agreement. Refer to Note 4.

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

d)
On July 20, 2009, a director and former officer of the Company returned 23,953,875 shares of common stock of the Company in exchange for the Company’s travel business operations effective July 1, 2009 pursuant to an agreement dated April 20, 2009. The net liabilities assumed of $10,965 were recorded as additional paid-in capital.

e)	On December 31, 2009, these shareholders forgave $34,894 owing to them which was recorded as additional paid-in capital.

7.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax recovery at statutory rate	(13,328)	(14,447)

Permanent differences	–	501
Valuation allowance change	13,328	13,946

Provision for income taxes	–	–

GENOVA BIOTHERAPEUTICS, INC.
(formerly Kinder Travel Inc.)
(A development stage company)
Notes to the financial statements
Years ended December 31, 2009 and 2008
(Expressed in U.S. dollars)

7.	Income Taxes

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	2009 $	2008 $

Net operating losses carried forward	58,072	44,744

Valuation allowance	(58,072)	(44,744)

Net deferred income tax asset	–	–

As at December 31, 2009, the Company has net operating losses carried forward of $170,802, which are available to offset future years’ taxable income. These losses expire as follows:

$

2026	83,930
2027	6,652
2028	41,019
2029	39,201

170,802

The Company is in arrears on filing its statutory income tax returns and it therefore has estimated the expected amount of loss carryforwards available once the outstanding returns are filed. The Company expects to have net operating loss carryforwards for income tax purposes available to offset future taxable income. In addition, the Company may be subject to penalties and interest for failure to file these returns and related schedules.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

On April 13, 2010, the Company provided the Former Accountant with its disclosures in the Quarterly Report on Form 10-Q filed April 16, 2010 disclosing the resignation of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.  To date, the Former Accountant has not responded to the Company’s request.  If and when the Former Accountant provides a response, it will be filed with the Securities and Exchange Commission.

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

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were not effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of September 21, 2010, are as follows:

Name	Age	Positions Held with the Company
Aaron Whiteman	35	President, Treasurer, CEO, CFO, Director
Dirk Holzhauer	42	Secretary, Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Aaron Whiteman – Mr. Aaron Whiteman holds a Bachelors of Law Degree from Oxford University.  Since August 2006, he has served on a part-time basis as a vice president of Reliance Biotech, an Indian medical research company, responsible for business development and expansion into the European, Middle Eastern, and African regions.  From May 2002 through May 2007, Aaron Whiteman was a vice president of Viranative AB, where he was responsible for promotion of the company’s products to strategic partners in the Sub-Saharan region. During his tenure, he successfully secured licensing agreements and commercial alliances with pharmaceutical giants Pharmacia (Upjohn), Astra Zeneca, and Glaxo Smith Kline.  He has also held various executive, board, and advisory positions in the telecommunications industry. He became on officer and director of the company in April 2009.

Dirk Holzhauer – Mr. Holzhauer is a citizen of Germany and a resident of Canada. After completing two years of service in the German army, Mr. Holzhauer attended Werner-von-Siemenns-Berufskolleg in Cologne where he received a Bachelors Degree in Business Economics.  This was followed by several business ventures in Germany before he emigrated to Canada in 1996.  Since then he has served as an officer and director of both public and private companies in the United States and Canada. In July 2001, he began working for Yaletown Travel in Vancouver, BC and remained there until December 2005 when he became one of the founding officers, directors, and shareholders of the company.

Term of Office

Our articles authorize no less than one (1) Director. We currently have two Directors. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Significant Employees

Our executive officer and directors are our only key employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Aaron Whiteman, President, Treasurer, CEO, CFO, Director	0	0	0
Dirk Holzhauer, Secretary, Director	0	0	0
John Savin, former Vice President	0	0	0
Hyunho Jin, former Secretary	0	0	0

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently does not have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid significant cash and/or stock compensation to its named executive officers, other than minor cash compensation paid on an ad-hoc basis.

As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Whiteman, President, Treasurer, CEO, CFO, Director	2009 2008	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Dirk Holzhauer, Secretary, Director	2009 2008	0 $49,443	0 0	0 0	0 0	0 0	0 0	$21,509 0	$21,509 $49,443
John Savin, former Vice President	2009 2008	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	n/a
Hyunho Jin, former Secretary	2009 2008	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	n/a
Martha Jimenez, former CEO, CFO and Director	2009 2008	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
Daniel L. Baxter, former CEO, CFO and Director	2009 2008	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Aaron Whiteman	0	0	0	0	0	0	0	0	0
Dirk Holzhauer	0	0	0	0	0	0	0	0	0
John Savin, former officer	0	0	0	0	0	0	0	0	0
Hyunho Jin, former officer	0	0	0	0	0	0	0	0	0
Martha Jimenez, former officer	0	0	0	0	0	0	0	0	0
Daniel L. Baxter, former officer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aaron Whiteman	0	0	0	0	0	0	0
Dirk Holzhauer	0	0	0	0	0	0	0
Martha Jimenez, former director	0	0	0	0	0	0	0
Daniel L. Baxter, former director	0	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2009.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 307,296,125 shares of common stock issued and outstanding as of September 21, 2010.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Dirk Holzhauer 1461 A. First Avenue, Suite 360 New York, NY 10021	Common	22,973,164	7.48%
Aaron Whiteman 1461 A. First Avenue, Suite 360 New York, NY 10021	Common	0
DIRECTORS AND OFFICERS – TOTAL		22,973,164	7.48%

5% SHAREHOLDERS
Global Developments, Inc. 1960-143 Street Surrey, B.C., Canada	Common	109,500,000	35.63%
Mardan Consulting, Inc. 1960-143 Street Surrey, B.C., Canada	Common	34,973,000	11.38%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, Shares carrying more than 5% of the voting rights attached to all of our outstanding Shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.           On April 20, 2009, the Company executed an asset purchase agreement (the “Holzhauer Asset Purchase Agreement”) between the Corporation and Dirk Holzhauer, a Shareholder, Director and Officer of the Corporation (“Holzhauer”). Because the Corporation was incurring continued losses in the travel industry, the Board of Directors decided it was in the best interests of the Corporation to pursue other business opportunities. Mr. Holzhauer expressed an interest in acquiring the travel business assets (the Assets) from the Corporation and operating the travel business as a private enterprise.

With regard to the Holzhauer Asset Purchase Agreement:

•	the Corporation sought and received shareholder approval for authorization to divest the Corporation of its travel business and related assets.
•	Mr. Holzhauer refrained from voting his shares in regards to the transaction.
•	a valuation of the travel business was determined based upon the mid-point of two valuation methods, namely the “tangible asset valuation method” and the “industry multiplier valuation method”; and
•	the valuation date was December 31, 2008, the date of the last audited financial statements at that time.

Based on the valuation methods, the Board of Directors determined that a fair price for the Assets was USD $57,489. It was further agreed that the purchase price would be paid by Mr. Holzhauer by retiring 191,631 shares of common stock of which he is the beneficial owner. The parties agreed that $0.30 per share was a fair value for the stock as it was the same value used in determining the purchase price for an unrelated acquisition of three medical patent applications 5 days prior to the Asset Purchase Agreement.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$16,000	-	-	-
2008	$7,932	-	-	-

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Aaron Whiteman
Aaron Whiteman President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 5, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Dirk Holzhauer
Dirk Holzhauer Secretary and Director
October 5, 2010

By:	/s/ Aaron Whiteman
Aaron Whiteman President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
October 5, 2010